Form 10-Q
period 2025-12-31
INTERNATIONAL BATTERY METALS LTD.
filed 2026-02-25
CIK 1786318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from XXXXXXXX XX, XXXX to XXXXXXXX XX, XXXX

Commission File Number: 333-286616

INTERNATIONAL BATTERY METALS LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
12 Greenway Plaza, Suite 1100 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 683-8839

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 23, 2026, the registrant had 343,033,509 shares of common stock, no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

International Battery Metals Ltd.

Condensed Consolidated Balance Sheets

As of December 31, 2025 and March 31, 2025

(In thousands)

	December 31,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash	$9,129	$10,737
Accounts receivable	474	459
Inventory	1,061	1,061
Other current assets	303	273
Total current assets	10,967	12,530

Plant and Equipment, net	27,346	28,450
Intangible assets, net	2,459	3,266
Right of use asset	164	232
Total assets	$40,936	$44,478

Current liabilities
Accounts payable	$798	$1,293
Accrued liabilities	503	533
Obligation to issue shares, related party	-	679
Lease obligation, current	97	89
Total current liabilities	1,398	2,594

Warrant liability	6,084	15,151
Lease obligation, long-term	70	143
Total liabilities	7,552	17,888

Commitments and contingencies

Shareholders' equity
Share capital, no par, 316,573 and 268,993 common shares issued and outstanding, respectively, as of December 31, 2025 and March 31, 2025	67,530	66,156
Accumulated deficit	(34,146)	(39,566)
Total shareholders' equity	33,384	26,590
Total liabilities and shareholders' equity	$40,936	$44,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Condensed Consolidated Statements of Income (Loss)(Unaudited)

For the Three and Nine Months Ended December 31, 2025 and 2024

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
REVENUE
Service	$30	$-	$101	$-
Reimbursable	-	(4)	-	881
Total Revenue	30	(4)	101	881

COST OF REVENUE	22	-	34	-
GROSS MARGIN	8	(4)	67	881

OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	450	468	1,559	2,543
Selling, general and administrative expenses, excluding depreciation	1,800	2,097	6,274	6,725
Reimbursable expenses	-	(4)	-	881
Amortization of intangible assets	269	269	807	807
Depreciation	503	499	1,505	1,057
Operating loss	(3,014)	(3,333)	(10,078)	(11,132)
Excess fair value of warrants over private placement proceeds	-	-	-	(659)
Loss on warrants modification	-	-	(2,444)	-
Change in fair value of warrant liability	3,768	(7,576)	17,939	7,945
Other income	-	-	3	-
Net income (loss) before income tax provision	754	(10,909)	5,420	(3,846)
Net income (loss)	$754	$(10,909)	$5,420	$(3,846)

Net income (loss) and comprehensive (loss) income per share, basic	$0.00	$(0.04)	$0.02	$(0.02)
Net income (loss) and comprehensive income (loss) per share, diluted	$0.00	$(0.04)	$0.02	$(0.02)

Weighted average shares outstanding, basic	306,233	242,908	288,150	236,966
Weighted average shares outstanding, diluted	310,685	242,908	290,337	236,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended December 31, 2025 and 2024

(In thousands)

	Nine Months Ended December 31,
	2025	2024
CASH USED IN OPERATING ACTIVITIES
Net income (loss)	$5,420	$(3,846)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Share-based compensation	542	1,330
Amortization of intangible assets	807	807
Depreciation	1,505	1,057
Excess of fair value of warrants over proceeds of private placement	-	659
Change in fair value of warrant liabilities	(17,939)	(7,945)
Loss on warrants modification	2,444	-
Changes in assets and liabilities:
Accounts receivable	(90)	(833)
Inventory	-	(1,070)
Prepaid expenses	(31)	86
Lease liability	2	-
Trade payables and other liabilities	(578)	(1,315)
Net cash used in operating activities	(7,918)	(11,070)

CASH USED IN INVESTING ACTIVITIES
Purchase of equipment	(367)	(1,182)
Net cash used in investing activities	(367)	(1,182)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from private placement of shares and warrants	7,000	16,867
Share issuance costs	(323)	(206)
Net cash provided by financing activities	6,677	16,661

Net change in cash	(1,608)	4,409
Beginning cash balance	10,737	1,026
Ending cash balance	$9,129	$5,435

Supplemental disclosures of non-cash transactions:
Share issuance costs included in trade payables and other liabilities	20	-
Shares issued for debt settlement	679	-
Value of common shares issued share issuance costs	-	1,005
Private placement proceeds allocated to warrant liability	6,428	15,442
Accounts receivable settled through share cancellation	75	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended December 31, 2025 and 2024

(In thousands)

					Total
	Common	Share		Accumulated	Shareholders'
	Shares	Capital		Deficit	Equity
Balance as of September 30, 2025	296,803	$67,056		$(34,900)	$32,156
Private placements of shares	12,464	219		-	219
Shares issued for restricted stock units	2,706	-		-	-
Shares issued for restricted stock awards	4,600	18	-	-	18
Share-based compensation	-	386		-	386
Share issuance costs	-	(149)		-	(149)
Net income for the period	-	-		754	754
Balance as of December 31, 2025	316,573	$67,530		$(34,146)	$33,384

				Total
	Common	Share	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of March 31, 2025	268,992	$66,156	$(39,566)	$26,590
Private placements of shares	40,575	1,251	-	1,251
Shares issued for restricted stock units	2,706	-	-	-
Shares issued for restricted stock awards	4,600	18	-	18
Shares cancelled	(300)	(75)		(75)
Share-based compensation	-	523	-	523
Share issuance costs	-	(343)	-	(343)
Net income for the period	-	-	5,420	5,420
Balance as of December 31, 2025	316,573	$67,530	$(34,146)	$33,384

				Total
	Common	Share	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of March 31, 2024	211,381	$63,733	$(36,050)	$27,683
Private placements of shares	31,200	1,239	-	1,239
Shares issued for restricted stock units	313	220	-	220
Shares issued for bonus	14	16	-	16
Share-based compensation	-	1,095	-	1,095
Net loss for the period	-	-	(3,846)	(3,846)
Balance as of December 31, 2024	242,908	$66,303	$(39,896)	$26,407

				Total
	Common	Share	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of September 30, 2024	242,908	$65,866	$(28,987)	$36,879
Share-based compensation	-	437	-	437
Net loss for the period	-	-	(10,909)	(10,909)
Balance as of December 31, 2024	242,908	$66,303	$(39,896)	$26,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2025 and 2024

1.
Organization and Description of the Business

International Battery Metals Ltd. (the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 29, 2010. The Company trades on the TSX Venture Exchange in Canada under the stock symbol “IBAT”. The Company also trades on the Over-The-Counter Markets (“OTC”) in the United States of America under the stock symbol “IBATF”. The Company’s registered and records office is located at Royal Centre, Suite 1750 – 1055 W Georgia Street, Vancouver, BC V6E 3P3.

The Company is an advanced technology and manufacturing business focused on environmentally responsible methods of extracting lithium compounds from brine. The Company provides its technology and equipment to holders of resource properties such as oilfield brines, subsurface brine aquifers and industrial customers who have lithium rich brine by products from their operations. The Company’s proprietary extraction process is environmentally friendly, low cost and able to produce high-quality commercial grade lithium chloride products.

The Company’s current operations consist of the development of a modular direct lithium extraction plant (“MDLE Plant”) which can be rapidly deployed and assembled onsite at a customers’ property. The MDLE Plant is designed to process brine solutions to extract lithium chloride which can be further processed (refined) into lithium carbonate and used for industrial purposes or as a battery component. The Company constructed the first demonstration MDLE Plant in Lake Charles, Louisiana where it performed feasibility testing and was made available for demonstration to potential customers. The Company is developing the next generation of our MDLE Plant technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production.

On May 1, 2024, the Company entered into a lease agreement with US Magnesium LLC (“US Magnesium”), a producer of metals and minerals including the production of lithium carbonate (the “US Magnesium Lease”). Pursuant to the US Magnesium Lease, the Company mobilized it’s first MDLE Plant to US Magnesium’s facility in Salt Lake City, Utah for the integration of the MDLE Plant with US Magnesium’s existing facilities. The MDLE Plant was used to generate a lithium chloride eluent from a synthetic brine solution generated from prior magnesium production containing lithium in waste salts. The lithium chloride eluent was further processed in US Magnesium’s existing onsite carbonation facilities to produce a high-purity lithium carbonate. On September 25, 2024, due to the low demand and market price of lithium chloride and lithium carbonate and its impact on their desired profitability, US Magnesium decided to idle the MDLE Plant. The Company was not under any obligation to keep the MDLE Plant at the US Magnesium facilities if they are not operating. The Company subsequently moved its MDLE Plant away from the US Magnesium site to an offsite storage facility. Since that time, the Company has been actively marketing the MDLE Plant to potential customers.

2.
Basis of Presentation

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The consolidated financial statements include the results of the Company and its subsidiaries. A subsidiary is consolidated from the date upon which control is acquired by the Company and all intercompany transactions and balances have been eliminated.

Functional Currency

The Company has determined that the U.S. dollar is the functional currency for all the Company’s operations since the Company conducts the significant majority of its operations through its U.S subsidiary, IBAT USA, Inc., compensates all of it corporate officers and the board of directors in U.S. dollars and historically the majority of its expenditures are also denominated in U.S. dollars. The Company has maintained limited amounts of Canadian dollars to cover administration expenses associated with the Company’s registration in Canada. The Company has limited exposure to exchange rate fluctuations, and for the three months ended December 31, 2025, and 2024, the Company recognized net transaction losses of approximately $3,000 and $11,000, respectively, related to currency exchange rates. For the nine months ended December 31, 2025, and 2024, the Company recognized net transaction losses of approximately $10,000, and $32,000, respectively, related to currency exchange rates.

Liquidity and Capital Resources

As of December 31, 2025, the Company had an accumulated deficit of approximately $34.1 million and a working capital of approximately $9.6 million. During the nine months ending December 31, 2025, the Company raised additional cash in three private placements totaling $7.7 million. The Company raised approximately $7.6 million through a private placement on March 31, 2025 with EV Metals 7 LLC and EV Metals VI LLC ("2025 EV Metals Letter Agreement"). Under the same agreement the Company raised an additional $0.7 million on April 11, 2025 and an additional $2.0 million on October 30, 2025.

Our existing MDLE Plant was constructed with twelve absorption columns, which form the core of the direct lithium extraction process. In operation, brine flows continuously through these columns, where lithium and chloride ions are selectively captured utilizing IBAT's proprietary media located inside the absorption columns and subsequently eluted to produce a concentrated lithium chloride solution. Our MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates, of approximately 300 gallons per minute of brine, to efficiently recover lithium. However, the MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our existing MDLE Plant at naturally occurring brine reservoirs in the United States which have brine concentrations in the range of 250 ppm to as high as 800 ppm, although brine concentrations in the Smackover play in Texas and Arkansas are generally estimated to be between 200 and 400 ppm based on publicly published recent brine resource lithium concentrations by a number of resource owners. At 400 ppm, the MDLE Plant can operate at approximately 200 gallons per minute, resulting in output of between 600 and 700 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we have evaluated various customizations that we could implement to increase flow rate and expand the MDLE Plant’s capacity. For example, management has designed a case to optimize the flowrate to fully utilize the twelve-column absorption capacity by adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines. We estimate that the optimized MDLE Plant could increase throughput to approximately 480 gallons per minute, which based on a 400 ppm brine stream, we believe would be capable of producing approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Depending on the level of customization required, we anticipate that we could incur between $1.0 million to $10.0 million of additional capital expenditures in connection with the deployment of the MDLE Plant at a customer’s brine reservoir site. The low-end of this estimate is based on “make-ready expenditures” to adapt the MDLE Plant to the customer’s location and retain the 600 to 700 metric tons per year capacity, while the high-end represents implementing a full range of customizations to upgrade the MDLE Plant to approximately 2,000 metric tons per year capacity of lithium chloride output, on a lithium carbonate equivalent basis. The cash we have on hand as of December 31, 2025 will not be sufficient to fund the high end of these expenditures. We will have to raise additional funds from current or new investors to fund the modifications to the MDLE Plant to allow us to fully recover the current amounts capitalized on our balance sheet. We expect we will embark on a fund raising process for these proceeds in the next 6 months.

On July 20, 2025, the Company entered into binding subscription agreements (“Encompass Subscription Agreements”) with Encompass Capital Advisors LLC ("Encompass"), acting for certain fund entities and managed accounts for which Encompass exercises investment discretion, for the purchase of up to 25,765,259 units (the “2025 Encompass Units”) at a price of CAD $0.26625 per unit (USD$0.19406 per unit) for gross proceeds of $5.0 million to the Company (the “2025 Encompass Offering”). Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation, to purchase up to $2.0 million of additional units of the Company, at any time on or before December 31, 2025. Encompass did not exercise its right to purchase any additional units of the Company prior to December 31, 2025. The 2025 Encompass Offering closed on August 5, 2025.

While the cash from the private placements is anticipated to support the Company’s operations, the Company continues to incur operating losses and negative cash flows. The Company has historically relied on raising funds through private placements of the Company’s common units and warrants and there is no assurance that the Company will be able to do so in the future or raise such funds at terms acceptable to the Company. Without additional funds, management believes there would be substantial doubt about the Company’s ability to meet its obligations as they come due over the next twelve months from the issuance date of the financial statements. However, with the working capital the Company has on hand and the proceeds from the private placement with EV Metals, which were received on February 23, 2026 (see Note 17), the Company has sufficient capital to alleviate the substantial doubt and the Company would continue as a going concern for at least twelve months from the date of the financial statements.

3.
Summary of Significant Accounting Policies

Cash

Cash consists of deposits with financial institutions.

Revenue

During the nine months ended December 31, 2025 the Company had three revenue transactions for preliminary brine testing. During the nine months ended December 31, 2024 the Company had revenue from reimbursable costs. During the three months ended December 31, 2025 the Company recorded revenue from one customer for preliminary brine testing. The Company had no revenue transactions for the three months ended December 31, 2024.

The Company follows the five steps approach for revenue recognition under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. Billings to customers for which services are not rendered are considered deferred revenue. The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products or providing services to a customer. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms.

Inventory

Inventories are carried at the lower of cost or net realizable value and primarily consist of spare parts for the MDLE Plant. The Company determines the costs for inventory using the weighted average cost method.

Plant and Equipment

Equipment is recorded at cost, less accumulated depreciation and impairment losses. The Company provides for depreciation over the expected useful life of the assets. No depreciation is recorded on assets prior to their initial commencement of operations. Costs include expenditures to acquire or construct an asset, including the preparation of an asset to commence operations, installation, commissioning, and certification costs. Subsequent costs are capitalized, either to the asset’s carrying amount or recognized as a separate asset when it is probable that the Company will derive future economic benefits, generally from extending the assets’ life or enhancing its’ productive capacity. The estimated useful lives of assets are reviewed by management and adjusted if necessary. Repair and maintenance costs are charged to profit or loss during the period they are incurred.

The Company substantially completed the construction of its first MDLE Plant in November 2021. As the MDLE Plant did not commence commercial operations, the Company did not initiate the recognition of depreciation on the MDLE Plant until June 19, 2024, when it was briefly placed into service at US Magnesium. Prior to commencement of operations, the Company utilized the MDLE Plant to perform feasibility studies and as a demonstration plant for potential customers. During these feasibility studies and demonstrations, based on the results, the Company continued to make enhancements to the MDLE Plant and capitalize the associated costs.

Fixed assets include tangible assets with useful lives that exceed one year and valued at historical cost-plus costs incurred to place that asset into service. Subsequent expenditures are only capitalized if it will increase the future economic benefit of the asset. Subsequent expenditures that do not increase the future economic benefit are recognized as profit and loss when incurred. Depreciation is recorded using the straight-line method over the useful life of the estimated useful lives of the assets as follows:

•	Computer equipment and furniture and fixtures	5 years
•	Leasehold improvements	remaining term of lease
•	Plant	15 – 20 years

Intangible Assets

Intangible assets include patented technology acquired by the Company and have finite useful lives measured at cost less accumulated amortization and any accumulated impairment losses. Subsequent expenditure is capitalized only when it increases the future economic benefits embodied in the specific asset to which it relates. All other expenditures are recognized in profit or loss as incurred. Amortization is recorded using the straight-line method and is intended to amortize the cost of the assets over their estimated useful lives as follow:

•	Patents	20 years
•	Intellectual property	10 years

Amortization methods, useful lives and residual values are reviewed at each reporting date and adjusted, if appropriate.

Fair Value of Financial Instruments

The Company has classified fair value measurements of its financial instruments using a fair value hierarchy that reflects the significance of inputs used in making the measurements as follows:

•
Level 1 fair value measurements are those derived from quoted prices in active markets for identical assets or liabilities.
•
Level 2 fair value measurements are those derived from inputs other than quoted prices included within Level 1, that are observable either directly or indirectly.
•
Level 3 fair value measurements are those derived from valuation techniques that include inputs that are not based on observable market data.

The fair value of financial assets and financial liabilities at amortized cost is determined based on discounted cash flow analysis or using prices from observable current market transactions. The Company considers that the carrying amount of all its financial assets and financial liabilities recognized at amortized cost in the consolidated financial statements approximates their fair value due to the demand nature or short-term maturity of these instruments. Cash is measured using level 1 of the fair value hierarchy. Financial assets do not include amounts due from a government agency as it is a statutory (not contractual) obligation.

Leases

The Company assesses at the inception of a contract whether it contains a lease. A contract is classified as a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company recognizes a right-of-use asset and lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises of the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any indirect costs incurred. The right-of-use asset is subsequently depreciated using the straight-line method from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The estimated useful lives of right-of-use assets are determined using the same criteria as those for property and equipment. In addition, the right-of-use asset is periodically reduced by impairment losses and adjusted for certain remeasurements of the lease liability, if any.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the Company’s incremental borrowing rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, or changes in assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less and leases of low-value assets. The Company recognizes the lease payments associated with these leases as an expense on a straight-line basis over the lease term.

Research and Development

Research costs are expensed in the period in which they are incurred. Development costs are expensed in the period in which they are incurred unless certain criteria, including technical feasibility, commercial feasibility, intent and ability to develop and use the technology, are met for capitalization and amortization.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is adjusted for the number of shares that are potentially issuable in connection with stock options and warrants (if dilutive). The Company assumes that outstanding dilutive stock options and warrants were exercised and that the proceeds from such exercises (after adjustment of any unvested portion of stock options) were used to acquire Common Shares at the average market price during the reporting periods.

Shareholders’ Equity

Share issuance costs are recorded as a reduction of share capital when the related shares are issued. When shares and warrants are issued together as units the proceeds are allocated between common share and share purchase warrants on a pro-rata basis based on relative fair values at the date of issuance. The fair value of common shares is based on the market closing price on the date the units are issued and the fair value of share purchase warrants is determined using the Black-Scholes Option Pricing Model as of the date of issuance. When compensation options are issued to agents who refer investors to the Company, their fair value is determined using the Black-Scholes Option Pricing Model as of the date of issuance. The fair value of compensation options is recorded as a reduction of share capital as share issuance costs. When a warrant is exercised, forfeited or expires, the initial value recorded is reversed from reserves and credited to share capital.

Share-Based Payments

Share-based payments to employees are measured at the fair value of the instruments issued and recognized over the vesting periods. Share-based payments to non-employees are measured at the fair value of goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured and are recorded at the date the goods or services are received. The fair value of options is determined using the Black-Scholes Option Pricing Model which incorporates vesting conditions. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the estimated number of equity instruments that will eventually vest. Over the vesting period, share-based payments are recorded as an operating expense and additional paid-in capital. When options are exercised, the consideration received is recorded as additional paid-in capital.

The Company grants RSUs to eligible directors, officers, employees, and consultants of the Company. The fair value of the estimated number of RSUs that will eventually vest, determined at the date of grant, is recognized as share-based payments expense over the vesting period, with a corresponding amount recorded as equity since the Company expects to settle the RSUs with common shares. The fair value of the RSUs is estimated using the market value of the underlying shares as well as assumptions related to the market and non-market conditions at the grant date.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification. Warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. Warrants that require or may require the settlement in cash are accounted for as liabilities, irrespective of the likelihood of the transaction occurring that triggers the cash settlement feature. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Income Taxes

Current tax expense is based on the results for the year as adjusted for items that are not taxable or not deductible. Current tax is calculated using tax rates and laws that were enacted or substantively enacted at the end of the reporting period, adjusted for amendments if any, to tax payable from previous years. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation. Provisions are established, where appropriate, on the basis of amounts expected to be paid to tax authorities. Deferred tax is calculated based on all temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

Deferred tax liabilities are generally recognized for all taxable temporary differences. Deferred tax assets are generally recognized for all deductible temporary differences to the extent that it is probable that taxable profits will be available against which those deductible temporary differences can be utilized. Such deferred tax assets and liabilities are not recognized if the temporary difference arises from goodwill or from the initial recognition (other than in a business combination) of other assets and liabilities in a transaction that affects neither the taxable profit nor the accounting profit.

The carrying amount of deferred tax assets is reviewed at each reporting date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred income tax asset to be utilized.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply to the year when the asset is realized or the liability is settled, based on the tax rates that have been enacted or substantively enacted at the reporting date.

Impairment of Long-lived Assets

The Company performs impairment testing on long-lived assets, including property, plant, and equipment, and intangible assets with finite lives, in accordance with ASC 360, “Property, Plant, and Equipment.” Impairment testing is conducted whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances may include a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which an asset is used, a significant change in legal factors or in the business climate, a significant deterioration in the amount of revenue or cash flows expected to be generated from a group of assets, a current expectation that, more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or any other significant adverse change that would indicate that the carrying value of an asset or group of assets may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, the Company has not recorded any impairment losses on long-lived assets.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company did not have any outstanding payable balances with related parties on December 31, 2025.

Contingencies

Contingencies are assessed on an ongoing basis to evaluate the appropriateness of liabilities and disclosures for such contingencies. Liabilities for estimated loss contingencies when management believes a loss is probable and the amount of the probable loss can be reasonably estimated. Once established, the liabilities are adjusted to the carrying amount of a contingent liability upon the occurrence of a recognizable event when facts and circumstances change, altering previous assumptions with respect to the likelihood or amount of loss. Corresponding assets are recognized for those loss contingencies that are probable of being recovered through insurance. Legal costs are expensed as they are incurred, and with a corresponding asset for such legal costs expected to be recovered through insurance.

Segment Reporting

The Company adopted FASB (as defined below) Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), as of March 31, 2025. This standard enhances segment disclosures by requiring additional information about significant segment expenses and other segment items on an annual and interim basis.

The Company operates as a single operating and reportable segment because:

•
The Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, reviews operating results on a consolidated basis.
•
The Company’s activities are focused on the development of extracting lithium compounds from brine, with no distinguishable lines of business or revenue streams.

The Company does not currently generate product or service revenues and, therefore, does not have separate segment-level financial information. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial statements or related disclosures, other than the inclusion of additional qualitative information related to its single reportable segment.

Accounting Standards Issued but Not Yet Effective

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures to better assess how an entity’s operation and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual periods beginning after December 15, 2025. This ASU is applicable to the Company's fiscal year beginning April 1, 2026 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU enhances existing disclosures to better assess the company’s operating expenses. The ASU is effective for annual periods beginning after December 15, 2026. This ASU is applicable to the Company's fiscal year beginning April 1, 2027 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU enhances existing disclosures to better assess the company’s operating expenses. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. This ASU is applicable to the Company's fiscal year beginning April 1, 2028 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to our fiscal year beginning April 1, 2028, with early adoption permitted. The transition method may be prospective, modified, or retrospective. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. This ASU is applicable to the Company's fiscal year beginning April 1, 2028 and we do not expect it to have a material effect on our consolidated financial statements.

4.
Significant Accounting Judgments, Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. However, actual outcomes can differ from these estimates.

Significant judgement, estimates and assumptions that affect reported amounts of assets and liabilities are outlined below:

•
The Company has determined that intangible asset costs incurred which were capitalized have future economic benefits and will be economically recoverable. Management uses several criteria in its assessments of economic recoverability and probability of future economic benefits including anticipated cash flows and estimated economic life. The amortization expense related to intangible assets is determined using estimates relating to the useful life of the intangible asset.
•
The functional currency for the Company and its subsidiaries is the currency of the primary economic environment in which the entity operates. Determination of the functional currency involves certain judgments to determine the primary economic environment and the Company reconsider the functional currency of its entities if there is a change in events and conditions which determined the primary economic environment. The Company has determined that its functional currency is the United States dollar.
•
The evaluation of the fair value of financial instruments, including the Company’s warrants and options to purchase common shares requires judgement in selecting the appropriate methodologies and models, and evaluating the ranges of assumptions and financial inputs to calculate estimates of fair value.
•
These consolidated financial statements have been prepared on a basis which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. In assessing whether this assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period. This assessment is based upon planned actions that may or may not occur for a number of reasons including the Company’s own resources and external market conditions.
5.
Accounts Receivable

The Company’s accounts receivables as of December 31, 2025 and March 31, 2025 are as follows (in thousands):

	December 31,	March 31,
	2025	2025
Accounts receivable, net of allowance	$471	$447
Sales tax refunds	3	12
	$474	$459

6.
Other Assets

The Company’s other assets as of December 31, 2025 and March 31, 2025 are as follows (in thousands):

	December 31,	March 31,
	2025	2025
Prepaid insurance	$126	$107
Rental deposit	9	9
Other	168	157
Total other assets	$303	$273

7.
Plant and Equipment

The Company’s plant and equipment as of December 31, 2025 and March 31, 2025 are as follows (in thousands):

	December 31,	March 31,
	2025	2025
MDLE Plant	$29,449	$29,429
Equipment	921	544
Office equipment	37	33
	30,407	30,006
Less: accumulated depreciation	3,061	1,556
	$27,346	$28,450

Depreciation expense for the three months ended December 31, 2025 and 2024 was $0.5 million and $0.4 million, respectively. Depreciation expense for the nine months ended December 31, 2025 and 2024 was $1.5 million and $1.0 million, respectively. The MDLE Plant was mobilized to a customer site in June 2024, and depreciation began upon commencement.

8.
Lithium Extraction Technology Asset Purchase and Intangible Assets

On April 12, 2018, the Company closed an asset purchase agreement with North American Lithium, Inc. (“NAL”) and Selective Adsorption Lithium, Inc. (“SAL”), a company formerly controlled by shareholders of NAL, pursuant to which the Company acquired NAL’s data, analysis and reports related to lithium extraction from oilfield brines and all the outstanding shares of SAL, which held certain intellectual property (the “Acquisition”). The consideration for the Acquisition consisted of $875,000 cash, a 5% royalty on future product income, as defined, 4,700,000 common shares at closing and 20,609,488 common shares (“Milestone Shares”) based on the Company achieving certain milestones related to the filing of additional patents and raising additional financing. The total value of the Acquisition, including the Milestone Shares, was valued at approximately $9.1 million and recorded as intellectual property (the, “Intellectual Property”).

Additionally, the Company has filed additional patents to expand its intellectual property for the development of lithium extraction technologies. The Company’s intangible assets as of December 31, 2025, are as follows (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Remaining
	Assets	Amortization	Assets	Life (Years)
Intellectual property	$9,276	$(6,826)	$2,450	2.9
Patents	11	(2)	9	15.9
	$9,287	$(6,828)	$2,459

The Company’s intangible assets as of March 31, 2025, are as follows (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Remaining
	Assets	Amortization	Assets	Life (Years)
Intellectual property	$9,276	$(6,019)	$3,257	3.5
Patents	11	(2)	9	16.5
	$9,287	$(6,021)	$3,266

9.
Operating Lease

The Company entered into a sub-lease agreement for office space in Houston, Texas, commencing July 1, 2022, for a term of twenty-nine months at a monthly lease payment of $8,495. The lease liability is calculated using an incremental borrowing rate of 5.65%. The Houston lease ended on November 30, 2024.

The Company entered into a new sub-lease agreement for office space in Plano, Texas, commencing on November 16, 2024, for a term of thirty-four months at an average lease payment of $8,729. The lease liability is calculated using an incremental borrowing rate of 6.83%. Lease costs for the three months and nine months ended December 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease costs	$26	$30	$78	$81
Variable lease costs	-	15	-	61
Short-term lease costs	7	-	29	108
	$33	$45	$107	$250

The Company has elected not to recognize a lease liability for leases with an expected term of 12 months or less. Additionally, certain variable lease payments are not permitted to be recognized as lease liabilities and are recognized in profit and loss as incurred. Lease balance sheet information as of December 31, 2025 and March 31, 2025 is as follows (in thousands):

	December 31,	March 31,
	2025	2025
Assets:
Operating lease right-of-use asset	$164	$232
Liabilities:
Lease obligation, current	97	89
Lease obligation, long-term	70	143
Total operating lease liabilities	$167	$232

10.
Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, with the fair value hierarchy as of December 31, 2025 and March 31, 2025 (in thousands):

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$6,084	$-	$6,084	$-

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$15,151	$-	$15,151	$-

11.
Shareholders Equity

Authorized

Authorized share capital: an unlimited number of common shares with no par value.

Issued and Outstanding

On October 30, 2025, the Company and EV Metals 7 LLC and EV Metals VI LLC (“EV Metals”), a company controlled by Jacob Warnock, a director of the Company, came to an agreement under the 2025 EV Metals Letter Agreement for EV Metals to acquire an additional 12,464,000 units priced at $0.16 per unit (CAD$0.255) for gross proceeds to the Company of $2.0 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.30 which expires four years from the date of issuance. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

On July 20, 2025, the Company entered into the Subscription Agreements with certain entities managed or sub managed by Encompass Capital Advisors LLC (“Encompass”), a beneficial owner of more than 5% of the Company’s securities, for the purchase of up to 25,765,259 units at a price of CAD $0.26625 per unit (USD$0.19406 per unit) for gross proceeds of $5.0 million to the Company (the “Encompass Offering”). The 2025 Encompass Offering closed on August 5, 2025. Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation to purchase up to $2.0 million additional units of the Company at any time on or before December 31, 2025. Encompass did not exercise its right to purchase any additional units of the Company prior to December 31, 2025.

On July 20, 2025, the Company entered into amended and restated registration rights agreements (“A&R Registration Rights Agreements”) which amended the Registration Rights Agreements with each of EV Metals and Encompass. Pursuant to the A&R Registration Rights Agreements, we have agreed to use our reasonable best efforts to cause this Registration Statement to be declared effective as promptly as reasonably practicable but in no event later than July 20, 2026. In addition, pursuant to the Encompass A&R Registration Rights Agreement, upon the closing of the 2025 Encompass Offering we have agreed that, upon request of Encompass, we will use our commercially reasonable efforts to (i) file a registration statement registering the Common Shares to be issued at closing of the 2025 Encompass Offering, including the Common Shares issuable upon exercise of the warrants which form a part of the 2025 Encompass Units within 90 days and (ii) have such registration statement declared effective as promptly as reasonably practicable following the filing thereof but in no event later than 60 days if the registration statement is not reviewed by the SEC or 180 days if subject to review. The A&R Registration Rights Agreements provide that, subject to certain requirements and customary conditions, each of EV Metals and Encompass will have “piggy-back” registration rights with respect to underwritten offerings by us and other shareholders. In addition, upon the request of EV Metals, we have agreed to take necessary steps to facilitate up to two underwritten offerings which must occur prior to the third anniversary of the effective date of this registration statement on Form S-1; provided that the aggregate price of such offering is expected to be $25 million or less.

The A&R Registration Rights Agreements contain customary cross-indemnification provisions, under which we are obligated to indemnify the selling shareholders in the event of material misstatements or omissions in the registration statement and any violation or alleged violation by us of the Securities Act, Exchange Act, or any state securities law, or any rule or regulation thereunder, and the selling shareholders are obligated to indemnify us for material misstatements or omissions attributable to them. We will generally pay all registration expenses in connection with our obligations under the A&R Registration Rights Agreements, regardless of whether any our Common Shares are sold pursuant to a registration statement.

In connection of the foregoing, pursuant to the A&R Registration Rights Agreements, we agreed to extend the expiration date of the warrants previously issued to Encompass and EV Metals pursuant to the private placements which occurred on April 21, 2023, February 29, 2024, May 3, 2024, and June 19, 2024 to the earlier of (i) five years from the date of such warrants original issuance or (ii) three years from the date of the closing of the 2025 Encompass Offering (the “Warrant Amendments”) and each of EV Metals and Encompass has agreed to waive their respective rights to any possible claims, including the right to liquidation damages, under the Registration Rights Agreements provided that the Warrant Amendments are approved by the TSX Venture Exchange ("TSXV").

On February 28, 2025, the Company entered into a letter agreement (the “2025 EV Metals Letter Agreement”) with EV Metals 7 LLC (“EV Metals”), a company controlled by Jacob Warnock, a director of the Company, agreeing to the principal terms and conditions upon which EV Metals, directly or through one or more of its subsidiaries or affiliates, could complete one or more transactions to purchase up to $15.0 million of units (the “2025 Offering”), which each unit (the “2025 Units”) consisting of one Common Share of stock and one warrant to purchase a Common Share. On March 2, 2025, two entities controlled by EV Metals, EV Metals 7 LLC and EV Metals VI LLC, entered into binding subscription agreements for the purchase of a portion of the 2025 Offering. The first closing of the 2025 Offering occurred on March 31, 2025 for gross proceeds of $7.55 million and the second closing of the 2025 Offering occurred on April 11, 2025 for gross proceeds of $679,000, which are reflected in Obligation to issue shares as a liability. In connection with the two closings, EV Metals 7 LLC and EV Metals VI LLC acquired a total of 27,739,348 (25,393,475 in the first closing and 2,345,873 in the second closing) and 690,979 2025 Units, respectively. The pricing of the 2025 Units was CAD $0.4168 per share (USD$0.2894 per share), which was based on the five-day trading average of the Common Shares on the TSXV, less a discount of 25% (the maximum allowable discount permitted by the rules of the TSXV).

The pricing of the 2025 Units was be based on the five-day trading average of the common shares on the TSXV for the applicable tranche less the maximum allowable discount permitted by the rules of the TSXV. The warrants included in the 2025 Units will have a term of four years from date of issuance and will entitle the holders to purchase a common share at an exercise price equal to the closing price of the common shares on the TSXV as of the date immediately preceding the date of the news release announcing the 2025 Offering or the closing of the applicable tranche of the 2025 Offering. In connection with the first and second closing of the 2025 Offering, the Company paid structuring fees of $411,450 to Mr. Warnock, a director and control person of EV Metals.

On June 19, 2024, the Company completed another further private placement with EV Metals VI and Encompass, issuing 8,478,246 units and 3,000,000 units, respectively, for a total of 11,478,246 units and total proceeds of approximately $6.4 million. Each unit consisted of one common share and one common share purchase warrant with each warrant entitling the holder to purchase on additional common share for a period of two years from the date of issuance at an exercise price of CAD$0.9579. The Company agreed to pay Jacob Warnock, a director of the Company and controlling shareholder of EV Metals VI, a structuring fee of approximately $238,000 which was paid by issuing an additional 423,912 common shares and agreed to cover certain cost incurred in connection with the private placement by the Encompass, which was paid in cash totaling $45,000.

On May 6, 2024, the Company completed a further private placement with EV Metals VI and Encompass, issuing 7,924,157 units and 10,717,977 units, respectively, for a total of 18,642,134 units and total proceeds of approximately $10.4 million. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling the holder to purchase on additional common share for a period of two years from the date of issuance at an exercise price of CAD$0.9579. The Company agreed to pay EV Metals VI a structuring fee of approximately $322,000 which was paid by issuing an additional 574,840 common shares and agreed to cover certain costs incurred in connection with the private placement by Encompass, which was paid by issuing an additional 80,385 common shares.

Weighted-average Common Shares Outstanding

(in thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$754	$(10,909)	$5,420	$(3,846)
Weighted average number of shares:
Issued common shares at beginning of period	296,804	242,596	268,993	211,381
Effect of common shares issued during period	9,429	312	19,157	25,585
Weighted average number of shares basic	306,233	242,908	288,150	236,966
Assumed exercise of warrants	-	-	-	-
Assumed exercise of stock options	-	-	-	-
Assumed restricted share award	217	-	217	-
Assumed restricted share units	3,478	-	1,969	-
Weighted average number of shares basic	306,233	242,908	288,150	236,966
Weighted average number of shares diluted	310,685	242,908	290,337	236,966
Net income (loss) per share, basic	$0.00	$(0.04)	$0.02	$(0.02)
Net income (loss) per share, diluted	$0.00	$(0.04)	$0.02	$(0.02)

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Warrants to purchase common shares	97,740	43,544	97,740	43,544
Options to purchase common shares	7,799	12,283	7,042	12,283
Restricted share units	3,700	3,927	4,031	8,488
	109,239	59,754	108,813	64,315

Equity Incentive Plans

On December 17, 2025, the Company adopted the 2025 Omnibus Equity Incentive Plan (the “Omnibus Plan”) which provides for the issuance of up to 49,496,161 Common Shares plus any shares forfeited or cancelled under the Company’s Prior Plans (as defined below). Pursuant to the Omnibus Plan, the Company can issue Options, Restricted Share Awards (RSAs), Restricted Share Units (RSUs), Performance Share Units (PSUs), Deferred Share Units (DSUs), Stock Appreciation Rights (SARs) and Dividend-Equivalent Rights.

On December 18, 2025, the Company granted RSAs to the Board of Directors under the Omnibus Plan with four directors each receiving 1,149,954 RSAs. The closing price on December 18, 2025 was CAD$0.16 and the cumulative value of these RSAs are approximately $517,000. The vesting period for these RSAs is one year and will be expensed over the vesting period. As of December 31, 2025, the Company had 4,599,816 RSAs outstanding under the Omnibus Plan.

In addition to the Omnibus Plan, the Company has 6,498,500 options outstanding under the Company’s Rolling 10% Incentive Share Option Plan dated December 15, 2023 (the “Option Plan”), and 6,400,000 RSUs outstanding under the Company’s Amended and Restated Restricted Share Unit Plan dated as of December 17, 2023 (the “RSU Plan” and together with the Option Plan, the “Prior Plans”) Upon the approval of the Omnibus Plan by shareholders, each of the Prior Plans were frozen and no additional awards may be issued under the Prior Plans. Awards outstanding under the Prior Plans will be continue to be governed by the terms of the respective Prior Plan.

Stock Options

The Company previously had the “Stock Option Plan which provided the Company the ability to issue options up to 10% of the number of common shares of the Company issued and outstanding as of each award date, inclusive of all common shares reserved for issuance pursuant to previously granted stock options. Options had a maximum term of ten years from date of issue and vesting was determined by the Board. As of December 17, 2025, there were 6.5 million options outstanding under the Stock Option Plan. Upon adoption of the Omnibus Plan, the Stock Option Plan was frozen and no new options may be issued pursuant to the Stock Option Plan.

The Company’s has historically issued options utilizing Canadian dollars (CAD$) for the strike price as the Company’s principle public listing of common shares is reported on the TSXV utilizing CAD$. There were no options issued during the three months ended December 31, 2025. The following table summarizes information regarding the options including the historical CAD$ strike prices during the nine months ended December 31, 2025:

		Weighted-	Weighted-
		Average	Average
	Options	Exercise	Exercise
	Outstanding	Price	Life (years)
	(thousands)	(CAD$)
Balance as of March 31, 2025	12,283	$1.04	3.1
Granted	-	-
Forfeited	(5,784)	1.18
Balance as of December 31, 2025	6,499	$0.50	0.7

The share-based compensation expense for the three months ended December 31, 2025 and 2024 less than $0.1 million and $0.4 million, respectively. The share-based compensation for the nine months ended December 31, 2025 and 2024 was approximately $0.1 million and $1.2 million, respectively. Share-based compensation is included in general and expenses in the consolidated financial statements. There were no proceeds for option exercises during fiscal the three months ended December 31, 2025 and 2024. As of December 31, 2025, unrecognized compensation expense associated with unvested options granted and outstanding was approximately $0.1 million to be recognized over the remaining period of 1.25 years.

Restricted Share Units

The Company previously had the RSU Plan which provided the Company with the ability to issue RSUs covering up to 20,577,824 common shares, inclusive of all common shares reserved for issuance pursuant to previously granted RSUs. Upon adoption of the Omnibus Plan, the RSU Plan was frozen and no new RSUs may be issued pursuant to the RSU Plan.

On August 20, 2024, the Company granted 4,227,630 performance-based RSUs of which 300,000 RSUs vested upon issuance. The Company evaluated both the probability of achieving each of the performance targets and the time required to determine the estimated vesting schedule and valuation of the RSUs. During the nine months ended December 31, 2025, the Company recognized approximately $185,000 of compensation expense for the RSUs which is included in selling, general and administrative expenses in the condensed consolidated financial statements. The remaining 3,927,630 unvested RSUs were forfeited on April 7, 2025.

On November 26, 2024, the Company granted 2,705,630 RSUs to the Board of Directors, with each Director receiving 541,126 RSUs. The closing price on November 26, 2024, was CAD$0.33 and the cumulative value of these RSUs are approximately $633,446. The vesting period for these RSUs was one year and was expensed over the vesting period.

On February 12, 2025, the Company granted 100,000 RSUs to members of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 100,000 RSUs is $49,500 and will be expensed over the vesting period.

On April 7, 2025, the Company granted 3,000,000 RSUs to a member of management. 1,000,000 of the RSUs vest on the first anniversary of the grant date. The value of the 1,000,000 RSUs is $550,000 and will be expensed over the vesting period. The remaining 2,000,000 RSUs vest upon the Company entering into an executed agreement for the deployment of a second and third MDLE Plant.

On June 2, 2025, the Company granted 2,550,000 RSUs to members of management. 850,000 of the RSUs vest on the first anniversary of the grant date. The value of the 850,000 RSUs is $637,500 and will be expensed over the vesting period. The remaining 1,700,000 RSUs vest upon the Company entering into an executed agreement for the deployment of a second and third MDLE plant.

On October 2, 2025, the Company granted 700,000 RSUs to members of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 700,000 RSUs is $241,500 and will be expensed over the vesting period.

On November 3, 2025, the Company granted 50,000 RSUs to a member of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 50,000 RSUs is $12,500 and will be expensed over the vesting period.

Restricted Share Awards

On December 18, 2025, under the 2025 Omnibus Plan, the Company granted RSAs to the certain non-employee members of the Board of Directors with four directors each receiving 1,149,954 RSAs. The closing price on December 18, 2025 was CAD$0.16 and the aggregate value of these RSAs is approximately $517,000. The vesting period for these RSAs is one year and will be expensed over the vesting period.

Warrants

The Company has historically issued warrants utilizing CAD$ for the strike price as the Company’s principle public listing of common shares is reported on the TSXV utilizing CAD$. The following table summarizes information regarding the warrants including the historical CAD$ strike prices during the periods ended December 31, 2025 and 2024:

	Warrants	Weighted- Average Exercise	Weighted- Average Exercise
	Outstanding	Price	Life (years)
	(thousands)	(CAD$)
Balance as of March 31, 2025	69,629	$0.82	2.2
Granted	40,575	0.35	3.0
Expired	(4,325)	0.82	2.9
Balance as of December 31, 2025	105,879	$0.64	2.9

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Exercise Life (Years)
	(thousands)	(CAD$)
Balance as of March 31, 2024	13,424	$1.09	1.2
Granted	30,120	0.96	3.60
Balance as of December 31, 2024	43,544	$1.00	3.55

As the strike price of the warrants is stated in a currency, Canadian dollars, which is different than the Company’s functional currency, the warrants are treated as a liability in the consolidated balance sheets. The outstanding warrant liability as of December 31, 2025 and March 31, 2025 was approximately $6.1 million and $15.2 million, respectively. During the three months ended December 31, 2025 and 2024, the Company recognized a gain for the change in fair value of the warrants of approximately $3.8 million and a loss of $7.6 million, respectively. During the nine months ended December 31, 2025 and 2024, the Company recognized a gain for the change in fair value of the warrants of approximately $17.9 million and $7.9 million respectively. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	As of December 31,
	2025	2024
Risk-free interest rate	2.6%	3.0%
Expected volatility	139%	136%
Expected life (years)	3.1	1.3
Expected dividend yield	0.0%	0.0%

12.
Licensing Agreements with Related Parties

In November 2018, the Company entered into licensing agreements as amended with Ensorcia Metals Corporation (“Ensorcia”) and its wholly-owned subsidiaries, Sorcia and Ensorcia Argentina LLC (“EAL”) (collectively, “Ensorcia Group”) whereby the Company issued lithium extraction technology licenses to Sorcia and EAL to use extraction systems manufactured by the Company in exchange for a six percent royalty (6%) on the gross sales price of all products produced and sold, less selling costs, using the licensed technology and a ten percent (10%) participation interest in each of Sorcia’s and EAL’s future resource projects or lithium extraction facilities where the Company’s licensed rights are utilized. The definition of participation interest is to be agreed upon and calculated at the time any future resource projects are negotiated. Pursuant to the licensing agreements, as amended, Sorcia and EAL have a priority over construction of the Company’s next extraction system on the Company’s construction schedule. The Company can terminate the licensing agreements with Sorcia and EAL on or after December 31, 2028. Ensorcia, Sorcia and EAL are related parties of the Company by virtue of significant shareholdings. The controlling shareholder and Chairman of the Ensorcia Group was a director of the Company until October 31, 2024.

On March 30, 2023, the Company and Entec, an affiliate of the Ensorcia Group, entered into the Entec Licensing Agreement. Pursuant to the terms of the Entec Licensing Agreement, the Company will provide Entec with a non-exclusive, limited, world-wide (other than Chile and Argentina) license to access to all patents, trade secrets, and other proprietary rights for use by Entec within the territory solely for the use and operation of equipment and systems manufactured and sold in accordance with the Entec License Agreement for the extraction of lithium salts from lithium bearing raw brine. In consideration for entering the Entec Licensing Agreement, Entec has agreed to provide the Company with a royalty equal to 6% of the net sales with respect to the first resource project or lithium extraction facility utilizing the Company’s licensed technology as well as an interest in the project equal to 10% of Entec’s interest in the project (the “Entec Participation Interest”). With respect to additional resource projects, Entec has agreed to provide the Company with both royalty payments and the Entec Participation Interest equal to the last lithium production agreement entered into by the Company in the country where the project resides.

13.
Income Taxes

Provision for Income Taxes

The Company is incorporated in and subject to taxation in Canada and provincially British Columbia. As the Company primarily operates through its United States subsidiary, with its operations headquarters in Texas and its initial commercial operations in Utah, these jurisdictions are also subject to taxation. The provision for income tax (benefit) differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory tax rates due to the impact of United States and state income taxes, as well as certain non-deductible expenses. As the Company has not generated net taxable income since inception, the deferred tax assets are fully offset by a valuation allowance and no tax benefit has been included in the condensed consolidated financial statements.

14.
Contingency

In April 2021, former Company employees and directors and a company which they control, filed a complaint in the United States District Court for the District of Colorado against the Company for alleged wrongful dismissal and breach of a share exchange agreement. The complaint alleges non-payment of wages and benefits, appropriation of property and interference in outside employment. The Company objected to the complaint, retained counsel to address and filed a countersuit alleging the counterclaim defendants diverted Company work to themselves and interfered with contractual relations. The complaint was dismissed on July 14, 2025, whereby the Company paid the claimants approximately $78,000.

15.
Risk Management

Concentration of Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash. The Company manages its credit risk relating to cash by dealing only with high-rated financial institutions as determined by rating agencies. As a result, credit risk is considered insignificant. The Company does not consider any of its financial assets to be impaired.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company manages liquidity risk by maintaining sufficient cash balances to enable settlement of transactions on the due date. The Company is exposed to liquidity risk. The Company addresses its liquidity by raising capital through the issuance of equity. While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future.

Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and the U.S. dollar will affect the Company’s operations and financial results. The operating results and financial position of the Company are reported in U.S. dollars. As of December 31, 2025, the Company held approximately $151,000 of Canadian cash and trade payables and other liabilities of $73,000 denominated in Canadian dollars.

Other risks

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate risk and commodity price risk arising from financial instruments.

16.
Segment Information

The Company operates as a single reportable segment, which reflects the manner in which the CODM manages the business, allocates resources, and evaluates performance. The Company’s activities to date have been limited to research and development and pre-commercialization activities and it has not generated any revenue from product sales or services.

Significant Expense Categories

As required by ASU 2023-07, the Company discloses significant segment expense categories that are regularly provided to the CODM. These categories, which represent the major costs incurred in the development of the Company’s technology and operations, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Expense Category	2025	2024	2025	2024
General and administrative	$1,395	$1,660	$5,732	$5,411
Stock-based compensation	$405	$437	$542	$1,314
Other operating expenses	$450	$468	$1,559	$2,543

The CODM reviews these expenses as part of the consolidated financial results. No other measures of segment profit or loss, or assets, are provided to the CODM.

Geographic Information

All operations and assets are located in the United States. As of December 31, 2025, the Company does not have revenue or long-lived assets located outside of the United States.

17.
Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined the following subsequent events to disclose in these financial statements.

On February 4, 2026 the Company granted, to members of management, 15,140,352 RSUs under the Omnibus Plan of which 2,087,683 vest on the first anniversary of the date of grant, and the remaining 13,052,669 are performance-based. The Company will evaluate both the probability of achieving each of the performance targets and the time required to determine the estimated vesting schedule and valuation of the RSUs, specifically: (i) 1,000,000 of the RSUs will vest in full 60 days following our successful listing on a major stock exchange; (ii) 7,963,371 RSUs are subject an annualized EBITDA target. with 50% vesting upon the Company achieving an annualized EBITDA of $25 million and the remaining 50% shall vest upon achieving an annualized EBITDA of $50 million; and (iii) the remaining 4,089,298 RSUs are subject to a market capitalization target, with 50% vesting upon the Company achieving a $750 million market capitalization over a 60 day volume weighted average trading price and the remaining 50% vesting upon achieving $1.5 billion market capitalization over a 60 day volume weighted average trading price.

On February 23, 2026, the Company and EV Metals 9 LLC (“EV Metals 9”), a company controlled by Jacob Warnock, a director of the Company, in connection with the 2025 EV Metals Letter Agreement purchased 26,427,053 units priced at $0.08 per unit (CAD$0.104) for gross proceeds to the Company of $2.0 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.14 which expires four years from the date of issuance. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto (“Financial Statements”) in Item 1 and the Special Note Regarding Forward-Looking Statements later in this Item 2. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “CAD$” are to the currency of Canada. Percentages may not recompute due to rounding. You should review the “Risk Factors” set forth in the Company’s SEC filings for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Overview

We are an advanced technology and manufacturing company focused on exploiting our proprietary and patented technology used in our modular direct lithium extraction plants, or MDLE Plants, to assist owners of lithium brine deposits to extract lithium chloride at sufficient concentration and purity to economically facilitate the production of Lithium Carbonate, an integral component in the manufacture of batteries. Our proprietary and patented MDLE Plant is (1) modular, meaning it can be deployed and then redeployed at a different brine deposit when the resource source is spent and (2) scalable, meaning the component-driven system can specifically configure valves, pumps, our propriety columns and media and many other pieces to customize the plant to a customer’s requirements based on the needs and that multiple MDLE Plants can be linked together based on the characteristics of the resource location. In addition, our proprietary absorption extraction process is designed to be an environmentally responsible, low-cost method of producing high-quality commercial grade lithium products.

We believe our MDLE Plants can be utilized by owners on a variety of different brine deposits including, (i) salar or salt lake brine deposits, such as those found in the Lithium Triangle of Argentina, Chile and Bolivia, (ii) brine reservoirs in the US and Canada, including in the US states of North Dakota, Wyoming, Oklahoma, Pennsylvania, Arkansas and Texas (including the Smackover geological formation found in Arkansas and Texas), and (iii) any other naturally occurring lithium brine deposits around the world. In addition, we plan to market our technology to industrial customers who have lithium rich brine by-products from their operations. While our existing MDLE Plant was initially designed for potential customers in the Lithium Triangle, we believe that the US owners of brine reservoirs, especially within the Smackover geological formation in Arkansas and Texas, are currently best positioned to benefit from our existing MDLE Plant. Consequently, we are actively marketing our current MDLE Plant and our technology to US owners of brine reservoirs and anticipate that we will need to spend between $1.0 million and $10.0 million to customize the existing MDLE Plant to meet the needs of this initial customer depending on the reservoir’s lithium concentration and purity. We have not yet delivered MDLE Plants nor licensed our technology to customers and are therefore a pre-revenue company.

Our strategy is to deploy our current MDLE Plant and continue to build upon our proprietary DLE technology developed by Dr. Burba to develop and deploy additional MDLE plants. We believe that our advanced brine extraction technologies and methodologies for selective mineral extraction is less capital intensive and a more environmentally responsible approach compared to traditional lithium extraction processes of hard rock mining and solar evaporation. We believe that this approach is environmentally sustainable because our process does not deconstruct land structures as is the case from hard rock mining nor does it waste precious water as is the case in solar evaporation. Instead, our technology is designed to extract the desired lithium chloride from subsurface brine and typically re-injects the brine into the aquifer to maintain pressure after lithium extraction.

We are currently in the preliminary stages of researching and developing the media and design for the next generation of our MDLE Plant Technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production. We have recently purchased two larger diameter columns and is currently conducting laboratory and field studies to determine the optimal process for utilizing these columns. We currently estimate that the cost for instrumentation and engineering related to the next generation module and columns of the MDLE Plant will be approximately $500,000 with an additional estimated $250,000 relating to the construction and testing of the larger diameter columns.

Components of the Statement of Operations

Revenue

We generated revenue by testing brine content of potential customers. However, we anticipate generating future revenues through a combination of technology licensing agreements, equipment rentals, constructing MDLE plants and selling them with an associated technology licensing agreement, participation in joint ventures or special purpose entities with resource developers and management fees for overseeing the construction and development of future lithium extraction facilities.

Operating Costs

We operate with a small number of corporate employees to oversee our operations and development with the primary functions including accounting, engineering, fabrication, laboratory, legal, and research being outsourced to third party service providers. This model has allowed us to continue to develop our business and scale the operations as we had funds available. We anticipate that we will add to both our corporate staff and field staff as we commence commercial operations and work to continue developing our technology. To date, we have not experienced any shortages of available employees or outsourced service providers.

Results of Operations

Three months ended December 31, 2025, as compared to the three months ended December 31, 2024

The operating results for the three months ended December 31, 2025 and 2024, are summarized as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
REVENUE
Service	$30	$-
Reimbursable	-	(4)
Total revenue	30	(4)

COST OF REVENUE
Service	22	-
Total cost of revenue	22	-
Gross margin	8	(4)

OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	450	468
Selling, general and administrative expenses, excluding depreciation	1,800	2,097
Reimbursable	-	(4)
Amortization of intangible assets	269	269
Depreciation	503	499
Operating loss	3,014	3,333
Change in fair value of warrant liability	3,768	(7,576)
Net income (loss) before income tax provision	754	(10,909)
Net income (loss)	$754	$(10,909)

Revenue

For the three months ended December 31, 2025 we generated testing revenue on brine content for a potential customer. For the comparative period ended December 31, 2024, we did not generate any revenue from operations.

Operating Cost

For the three months ended December 31, 2025 and 2024, we incurred operating costs of $0.5 million and $0.5 million, respectively, consisting of salaries and research and development costs.

Selling, General And Administrative Expenses

The major components of selling, general and administrative expenses for the three months ended December 31, 2025 and December 31, 2024, are as follows (in thousands):

	Three Months Ended December 31,
	2025	2024
Compensation expense	$735	$585
Share-based compensation	405	437
Professional fees	243	216
Legal fees	157	325
Engineering	17	—
Rent and miscellaneous office	148	203
Other	95	331
	$1,800	$2,097

Compensation expense increased compared to the prior year period primarily due to hiring permanent employees to reduce the use of outside consultants.

Share-based compensation decreased as compared to the prior year period as a result of the timing and valuation of additional awards granted during the three months ended December 31, 2024 as compared to those during the three months ended December 31, 2025.

Professional fees increased compared to the prior year period as a result of additional accounting and auditing fees related to the filing of a registration statement.

Legal fees decreased as compared to the prior year period due to timing of certain expenses related to our registration statement process.

Rent and miscellaneous office costs decreased compared to the prior year period due to reduced overall costs at our Plano office including utilities and insurance.

Other expenses decreased as compared to the prior year period primarily due to an accrual for a legal issue as of December 31, 2024 that was settled in the current fiscal year.

Changes in Fair Value of Warrant Liability

The Company values the outstanding warrant liabilities at each balance sheet date based on the Black-Scholes option pricing model. Any change in the fair value of the warrants is recognized as a change in fair value of warrant liability in the condensed consolidated statement of loss. During the three months ended December 31, 2025, the Company recognized a gain of approximately $3.8 million as compared to a loss of approximately $7.6 million for the three months ended December 31, 2024, for the change in fair value of warrant liability during the period. The primary reason for the decrease in the warrant liability valuation was the change in our stock price.

Nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024

The operating results for the nine months ended December 31, 2025 and 2024, are summarized as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
REVENUE
Service	$101	$-
Reimbursable	-	881
Total revenue	101	881

COST OF REVENUE
Service	34	-
Total cost of revenue	34	-
Gross margin	67	881

OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	1,559	2,543
Selling, general and administrative expenses, excluding depreciation	6,274	6,725
Reimbursable	-	881
Amortization of intangible assets	807	807
Depreciation	1,505	1,057
Operating loss	(10,078)	(11,132)
Excess fair value of warrants over private placement proceeds	-	(659)
Loss on warrants modification	(2,444)	-
Change in fair value of warrant liability	17,939	7,945
Other income	3	-
Net income (loss) before income tax provision	5,420	(3,846)
Net income (loss)	5,420	(3,846)

Revenue

For the nine months ended December 31, 2025, we generated $0.1 million of testing revenue on brine content for potential customers. For the comparative period ended December 31, 2024, we generated revenue of $0.9 million associated with the incurring reimbursable costs during the start-up of the MDLE Plant.

Operating Cost

For the nine months ended December 31, 2025, we incurred operating costs of $1.6 million consisting of salaries, maintenance related to the MDLE Plant, and research and development costs. In comparison, during the nine months ended December 31, 2024, the Company incurred operating costs of $2.5 million, which consisted of the cost of providing onsite personnel, travel and housing costs, materials and supplies during the commissioning and start-up of the MDLE Plant.

Selling, General And Administrative Expenses

The major components of selling, general and administrative expenses for the nine months ended December 31, 2025 and December 31, 2024, are as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
Compensation expense	$2,906	$1,584
Share-based compensation	542	1,314
Professional fees	1,153	796
Legal fees	842	1,654
Engineering	103	11
Rent and miscellaneous office	427	656
Other	301	710
	$6,274	$6,725

Compensation expense increased compared to the prior year period primarily due to severance costs related to our several former employees. Additionally, we hired permanent employees to reduce the use of outside consultants.

Share-based compensation decreased as compared to the prior year period as a result of the cancellation of a large number of options during the nine months ended December 31, 2025, which resulted in a negative expense during the period as the Company recognized a benefit.

Professional fees increased compared to the prior year period as a result of additional accounting and auditing fees related to the filing of a registration statement as well as additional recruitment fees related to the hiring of a number of permanent employees as we transition away from contract employees.

Legal fees decreased as compared to the prior year period due to timing of certain expenses related to our registration statement process.

Rent and miscellaneous office costs decreased compared to the prior year period due to reduced overall costs at our Plano office including utilities and insurance and other miscellaneous costs.

Other expenses decreased as compared to the prior year period primarily due to an accrual for a legal issue as of December 31, 2025 that was settled during the current fiscal year as well as a reduction in travel, public relations, consulting and transfer agent related costs from prior year.

Excess Fair Value of Warrants over Private Placement Proceeds

For the nine months ended December 31, 2025, the Company did not record an expense for excess of fair value of warrants over private placement proceeds. For the nine months ended December 31, 2024, the Company estimated the fair value of warrants issued in the June 19, 2024, private placement and recorded an expense of approximately $0.7 million for excess of fair value of warrants over private placement proceeds.

Gain/Loss on Warrants Modification

For the nine months ended December 31, 2025, the Company modified certain of its warrants which led to a loss of $2.4 million. For the nine months ended December 31, 2024, the Company did not have any modifications of the warrants which led to a gain or loss.

Changes in Fair Value of Warrant Liability

The Company values the outstanding warrant liabilities at each balance sheet date based on the Black-Scholes option pricing model. Any change in the fair value of the warrants is recognized as a change in fair value of warrant liability in the condensed consolidated statement of loss. During the nine months ended December 31, 2025, the Company recognized a gain of approximately $17.9 million as compared to a gain of approximately $7.9 million for the nine months ended December 31, 2024, for the change in fair value of warrant liability during the period. The primary reason for the decrease in the warrant liability valuation was the change in our stock price.

Liquidity and Capital Resources

As of December 31, 2025, we had an accumulated deficit of approximately $34.1 million and a working capital of approximately $9.6 million, primarily arising from three private placements totaling $7.0 million.

As of fiscal year ended March 31, 2025, we had an accumulated deficit of approximately $39.6 million and a working capital of approximately $10.6 million, primarily arising from a $7.6 million private placement that funded on March 31, 2025.

As previously discussed, our existing MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates of approximately 300 gallons per minute of brine to efficiently recover lithium. However, the MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our existing MDLE Plant at naturally occurring brine reservoirs in the U.S which have brine concentrations in the range of 250 to as high as 800 ppm, although brine concentrations in the Smackover play in Texas and Arkansas are generally estimated to be between 200 and 400 ppm based on publicly published recent brine resource lithium concentrations by a number of resource owners. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we anticipate that we will need to spend between $1.0 million and $10.0 million for customizations, which would include adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the MDLE Plant’s capacity. Management estimates that the full range of customizations at a cost of approximately $10.0 million could increase the MDLE Plant’s throughput to approximately 480 gallons per minute and have production capacity of approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis, based on a 400 ppm brine stream. The cash we have on hand as of December 31, 2025 will not be sufficient to fund these expenditures. We will have to raise additional funds from current or new investors to fund the modifications to the MDLE Plant to allow us to fully recover the current amounts capitalized on our balance sheet. We expect we will embark on a fund raising process for these proceeds within the next 6 months.

On February 23, 2026, the Company and EV Metals 9 LLC (“EV Metals 9”), a company controlled by Jacob Warnock, a director of the Company, in connection with the 2025 EV Metals Letter Agreement purchased 26,427,053 units ("EV Metals 9 Offering") priced at $0.08 per unit (CAD$0.104) for gross proceeds to the Company of $2.0 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.14. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

Encompass Private Placement

On July 20, 2025, the Company entered into binding subscription agreements (“Encompass Subscription Agreements”) with Encompass for the purchase of up to 25,765,259 units (the “2025 Encompass Units”) at a price of CAD $0.26625 per unit (USD$0.19406 per unit) (the “2025 Encompass Offering”). Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation, to purchase up to $2.0 million of additional 2025 Encompass Units of the Company, at any time on or before December 31, 2025. The closing of the 2025 Encompass Offering occurred on August 5, 2025, for gross proceeds to the Company of $5.0 million. As of December 31, 2025, Encompass did not elect to exercise its right to purchase an additional $2.0 million of additional 2025 Encompass Units.

EV Metals Private Placement

On February 28, 2025, the Company entered the 2025 Letter Agreement (the “2025 Letter Agreement”) with EV Metals, a company controlled by Jacob Warnock, a director of the Company, agreeing to the principal terms and conditions upon which EV Metals, directly or through one or more of its subsidiaries or affiliates, has the option but not the obligation to purchase, in one or more transactions, up to $15.0 million of units (the “2025 EV Metals Offering”), which each unit (the “2025 EV Metals Units”) consisting of one Common Share and one warrant to purchase a Common Share. On March 2, 2025, two entities controlled by EV Metals, EV Metals 7 LLC and EV Metals VI LLC, entered into binding subscription agreements for the purchase of a portion of the 2025 EV Metals Units. The first issuance under the 2025 Letter Agreement occurred on March 31, 2025 for gross proceeds of $7.55 million and the second issuance under the 2025 Letter Agreement occurred on April 11, 2025 for gross proceeds of $679,000. In connection with the two issuances, EV Metals 7 LLC acquired a total of 27,739,348 2025 EV Metals Units (25,393,475 in the first issuance and 2,345,873 in the second issuance) and EV Metals VI LLC acquired 690,979 2025 EV Metal Units. The pricing of the first and second issuance of the 2025 EV Metals Units was CAD $0.4168 per unit (USD$0.2894 per unit). Each warrant issued in the first and second issuance entitles the holder to purchase one Common Share at a price of CAD$0.51.

On October 30, 2025, the Company and EV Metals came to an agreement for a third issuance under the 2025 Letter Agreement for EV Metals to acquire an additional 12,464,000 2025 EV Metals Units priced at $0.16 per unit (CAD$0.255) for gross proceeds to the Company of $2.0 million. Each warrant issued in the third issuance entitles the holder to purchase one Common Share at a price of CAD$0.30.

The pricing of the 2025 EV Metals Units in each of the three issuances under the 2025 Letter Agreement was based on the five-day trading average of the Common Shares on the TSXV for the applicable tranche less a discount of 25% (the maximum allowable discount permitted by the rules of the TSXV). The warrants included in the 2025 EV Metals Units will have a term of four years from date of issuance and will entitle the holders to purchase a Common Share at an exercise price equal to the closing price of the Common Shares on the TSXV as of the date immediately preceding the date of the news release announcing the respective issuance of the 2025 EV Metals Offering. In connection with the first and second issuance of the 2025 EV Metals Units, the Company paid structuring fees of $411,450 to Mr. Warnock, a director and control person of EV Metals. In connection with the third issuance of the 2025 EV Metals Units the Company paid Mr. Warnock a fee of 5% of the gross proceeds or $0.1 million.

Based on the completion of the of the EV Metals 9 Offering and cash on hand as of December 31, 2025, we currently believe that we have sufficient cash to meet our current financial commitments for the next twelve months. However, we continue to incur operating losses and negative cash flows and therefore will need to continue to rely on private placements to support the Company’s operations until we have entered into an agreement for the placement of our MDLE Plant. The Company has not made any adjustments to the carrying value of the Company’s assets or liabilities which would be necessary in the event that the Company is unable to continue as a going-concern.

Summary of Cash Flows

The cash flows for the nine months ended December 31, 2025, and December 31, 2024, are as follows (in thousands):

	Nine Months Ended December 31,
	2025	2024
Cash used in operating activities	$(7,918)	$(11,070)
Cash used in investing activities	(367)	(1,182)
Cash provided by financing activities	6,677	16,661
Net change in cash	$(1,608)	$4,409

Operating Activities

Cash used in operating activities for the nine months ended December 31, 2025 was approximately $7.9 million as compared to $11.1 million for the nine months ended December 31, 2024. The decrease compared to prior year's period is mostly due to higher operating expenses in the nine months ended December 31, 2024 incurred in connection with the commissioning and running the MDLE Plant.

Investing Activities

Cash used in investing activities for the nine months ended December 31, 2025 decreased compared to the nine months ended December 31, 2024 because we completed the majority of the purchases related to the MDLE Plant build-out in the prior year and our purchase of equipment was limited in the current year.

Financing Activities

Cash provided by financing activities for the nine months ended December 31, 2025 decreased compared to prior year period, as we raised net proceeds of $6.7 million for the proceeds of private placements during the nine months ended December 31, 2025 as compared to $16.7 million for the nine months ended December 31, 2024.

Critical Accounting Estimates

There were no changes to our critical accounting policies from those disclosed in our Final Prospectus filed with the Securities and Exchange Commission on February 2, 2026.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and we do not contemplate having them in the foreseeable future.

Financial Instruments and Other Instruments

The carrying values of cash, other receivable, trade payables and other liabilities and lease liability approximate their fair values because of the short-term maturity of these financial instruments. We have no exposure to asset backed commercial paper.

Accounting Policies

A detailed summary of all the Company’s significant accounting policies is included in Note 3 to the audited consolidated financial statements for the year ended March 31, 2025, found in our Final Prospectus filed with the Securities and Exchange Commission on February 2, 2026.

New Accounting Standards Issued but Not Yet Effective

Certain new accounting standards and interpretations have been issued but are not mandatory for the current period and have not been early adopted. These new accounting standards include:

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures to better assess how an entity’s operation and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual periods beginning after December 15, 2025. This ASU is applicable to the Company's fiscal year beginning April 1, 2026 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU enhances existing disclosures to better assess the company’s operating expenses. The ASU is effective for annual periods beginning after December 15, 2026. This ASU is applicable to the Company's fiscal year beginning April 1, 2027 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU enhances existing disclosures to better assess the company’s operating expenses. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. This ASU is applicable to the Company's fiscal year beginning April 1, 2028 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to our fiscal year beginning April 1, 2028, with early adoption permitted. The transition method may be prospective, modified, or retrospective. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in Interim Reporting (Topic 270). The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. This ASU is applicable to the Company's fiscal year beginning April 1, 2028 and we do not expect it to have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have not entered into any market risk sensitive instruments for trading purposes. We are exposed to market risks in the ordinary course of business including fluctuations in interest rates and commodity prices, which can affect our operating, investing, and financing activities.

Special Note Regarding Forward-Looking Statements

Certain information contained in this quarterly report, including information regarding future financial and operational performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Section 21E of the Exchange Act and forward-looking information within the meaning of and Canadian provincial and territorial securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. All statements other than statements of historical fact included in this quarterly report regarding the prospects of the Company’s industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects,” “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” “will,” “be taken,” “occur,” “be achieved,” or the negative of these terms or variations of them or similar terms and include, without limitation, statements regarding our expectations or beliefs regarding:

•
our expectations regarding industry demand for lithium;
•
our beliefs regarding demand for our current MDLE Plant and MDLE Plant technology and that our MDLE Plant can be utilized by owners on a variety of different brine deposits;
•
our strategies for attracting customers and deploying our MDLE Plant;
•
our beliefs regarding the current MDLE Plant and the next generation of MDLE Plant technology, including our belief that it is less capital intensive and a more environmentally responsible than traditional lithium extraction processes;
•
our expectations regarding potential customers for our MDLE Plant;
•
expectations regarding the potential customizations that may be required for our MDLE Plant, the operational impact of such customizations and the cost, and our ability to fund, such customizations;
•
our future strategies for developing revenue streams and our other financial and operational strategies;
•
our expectations regarding the amount and timing of our future financing requirements and fund raising process;
•
the impact of compliance with applicable laws and regulations, including environmental laws, and various legal proceedings on our financial results and future business prospects;
•
our belief that the Company has sufficient capital to continue as a going concern for at least twelve months from the date of the financial statements; and
•
the impact of certain tax and accounting matters, including estimates, on our financial statements.

Our forward-looking statements, included in this quarterly report and elsewhere, represent management’s expectations as of the date that they are made and we undertake no obligation to update these statements. Our forward-looking statements are based on assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. However, these forward-looking statements are subject to a number of risks and uncertainties and actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include those risks set forth in our SEC filings and risks related to:

•
industry demand and market prices for lithium;
•
our ability to attract and negotiate a definitive agreement with a customer for our current MDLE Plant;
•
our ability to customize the MDLE Plant to meet the needs of a customer, including our ability to fund such customizations;
•
our ability to protect our intellectual property rights in our technology;
•
the success or failure of management’s efforts to continue to develop the next generation of our MDLE Plant technology;
•
rapid technological change that could cause our technology to become obsolete or not cost-effective;
•
the loss of key members of our management team;
•
our ability to expand in existing and new markets; and
•
our ability to obtain adequate or timely funding to operate our business and meet our future capital expenditure requirements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Commission is recorded, processed, summarized and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of December 31, 2025. Based on such evaluation, such officers have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information represents securities sold by us during the quarter ended December 31, 2025, which were not registered under the Securities Act.

On October 30, 2025, the Company and EV Metals came to an agreement under the 2025 Letter Agreement for EV Metals to acquire an additional 12,464,000 units priced at $0.16 per unit (CAD$0.255) for gross proceeds to the Company of $2.0 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.30. As part of this offering, the Company paid Mr. Warnock a fee of 5% of the gross proceeds or $0.1 million. The shares were issued to a single institutional investor pursuant to Section 4(a)(2) of the Securities Act.

On December 18, 2025, the Company issued an aggregate of 4,599,816 Restricted Shares to our four independent directors of the Board of Directors pursuant to the Omnibus Plan. The shares were issued pursuant to Rule 701 of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.31+	First Amendment to Executive Employment Agreement, dated November 3, 2025, by and between the Company and Joseph Mills(1)
10.32+	First Amendment to Executive Employment Agreement, dated November 3, 2025, by and between the Company and Michael Rutledge(1)
10.33	Subscription Agreement, dated October 30, 2025 by and between the Company and EV Metals 7 LLC(1)
10.34	Subscription Agreement, dated October 30, 2025 by and between the Company and EV Metals 8 LLC(1)
10.35	Warrant Certificate, dated October 30, 2025(1)
10.36	Warrant Certificate, dated October 30, 2025(1)
10.37+	2025 Omnibus Equity Plan(1)
10.38+*	Form of 2025 Director Restricted Share Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1) Incorporated by reference to the Company’s Form S-1 (No. 333-286616).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Battery Metals Ltd.

Date:	February 25, 2026	By:	/s/ Joseph A. Mills
Name: Joseph A. Mills
Title: Chief Executive Officer

Date:	February 25, 2026	By:	/s/ Michael Rutledge
Name: Michael Rutledge
Title: Chief Financial Officer