Form 10-K
period 2026-03-31
INTERNATIONAL BATTERY METALS LTD.
filed 2026-06-18
CIK 1786318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-286616

INTERNATIONAL BATTERY METALS LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
12 Greenway Plaza, Suite 1100 Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 683-8839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	IBAT	TSX Venture
Common Stock, no par	IBATF	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on OTCQB on September 30, 2025, was $33.6 million.

The number of shares of Registrant’s Common Stock outstanding as of June12, 2026 was 377,601,682.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

i

PART I

RISK FACTORS SUMMARY

The following is a summary of some of the principal risks that could adversely affect our business, financial condition, or results of operations. This summary should be read together with the more detailed description of each risk contained in the section “Risk Factors” in this annual report.

Risks Relating to Our Business

•
We are a pre-revenue, development-stage company with a limited operating history, a history of losses, and substantial doubt regarding our ability to achieve profitability.
•
Our ability to commercialize our MDLE Plant technology depends on continued research and development, successful customization and deployment, and demonstration of commercial viability.
•
We will require substantial additional capital, and such financing may not be available on acceptable terms, or at all.
•
Our success depends on our ability to identify customers, enter into commercially reasonable arrangements, and convert testing, pilot work, and business development efforts into revenue-generating contracts.
•
We operate in a highly competitive market and compete with other direct lithium extraction technologies and traditional lithium extraction methods, many of which have greater resources than we do.
•
Our prospects are highly sensitive to lithium demand, lithium prices, electric vehicle and battery storage adoption, government incentives, and competing battery technologies.
•
Our long-term business model depends on access to brine resources, downstream processing solutions, and, in certain cases, offtake, licensing, or other commercial arrangements that may not be available on favorable terms or at all.
•
We depend on key personnel, third-party suppliers, manufacturers, and service providers, and we may be adversely affected by operational disruptions, cost overruns, cybersecurity incidents, internal control deficiencies, legal proceedings, and tax matters.
•
Our business may also be adversely affected by environmental, health and safety hazards, natural disasters, public health events, geopolitical developments, anti-corruption compliance risks, and our ability to continue as a going concern.

Risks Relating to Government Regulation

•
Our business and customer deployments are subject to extensive domestic and foreign laws, regulations, permits, and approvals, and any failure to obtain or maintain them could materially adversely affect our business.
•
Environmental, health and safety, anti-corruption, privacy, anti-money laundering, and modern slavery laws may increase our costs, restrict our operations, and expose us to fines, penalties, and reputational harm.
•
Changes in laws, regulations, enforcement priorities, public policy, or stakeholder expectations could delay projects, increase costs, and adversely affect commercialization.

Risks Related to Intellectual Property

•
Our patents, trade secrets, and other intellectual property may not adequately protect our technology, know-how, or competitive position.
•
We may be unable to obtain, maintain, enforce, or defend intellectual property rights, and our confidential information and trade secrets may be disclosed, misappropriated, or independently developed by third parties.
•
Claims that we infringe the intellectual property or other proprietary rights of third parties could result in litigation, damages, increased costs, licensing obligations, or restrictions on our business.

Risks Relating to Our Common Shares

•
Our Common Shares have been thinly traded and may continue to be volatile, and an active trading market may not be sustained.
•
Future issuances of equity or equity-linked securities, including upon the exercise of outstanding securities, may dilute existing shareholders and adversely affect the market price of our Common Shares.
•
Because our Common Shares may be deemed a penny stock, trading may be more difficult and subject to additional regulatory requirements and market volatility.

Item 1. Business.

Overview

We are an advanced technology and manufacturing company focused on exploiting our proprietary and patented technology used in our modular direct lithium extraction plants ("MDLE Plant(s)" to assist owners of lithium brine deposits to extract lithium chloride at sufficient concentration and purity to economically facilitate the production of Lithium Carbonate in a carbonation plant or facility, an integral component in the manufacture of batteries. Our proprietary and patented MDLE Plants are (1) modular, meaning they can be deployed and then redeployed at a different brine deposit when the resource source is spent and (2) scalable, meaning the component-driven system can specifically configure valves, pumps, our proprietary columns and media and many other pieces to customize the plant to a customer’s requirements based on their needs and that multiple MDLE Plants can be linked together based on the characteristics of the resource location in order to scale the operations and output of lithium chloride to our customers specifications. In addition, our proprietary absorption extraction process is designed to be an environmentally responsible, low-cost method of producing high-quality commercial grade lithium chloride products.

We believe our MDLE Plants can be utilized by owners on a variety of different brine deposits including, (i) salar or salt lake brine deposits, such as those found in the Lithium Triangle of Argentina, Chile and Bolivia, (ii) brine reservoirs in the US and Canada, including in the US states of North Dakota, Wyoming, Oklahoma, Utah, Nevada, Pennsylvania, Arkansas and Texas (including the Smackover geological formation found in Arkansas and Texas), and (iii) any other naturally occurring lithium brine deposits around the world. In addition, we plan to market our technology to industrial customers who have lithium rich brine by-products from their operations. While our initial MDLE Plant ("Initial MDLE Plant") was initially designed for potential customers in the Lithium Triangle, we believe that the US owners of brine reservoirs, especially within the Smackover geological formation in Arkansas and Texas, are currently best positioned to benefit from our Initial MDLE Plant. Consequently, we are actively marketing our Initial MDLE Plant and our technology to US owners of brine reservoirs. Assuming we can deploy our Initial MDLE Plant, depending on the lithium content of the brine resource, we expect to spend approximately between $2.0 to $12.0 million in additional capital expenditures to increase the water handling throughput (additional pumping capacity, heating capabilities, storage and expanding our column capacity to include our proprietary media). We have not yet delivered a MDLE Plant nor licensed our technology to customers and therefore remain a pre-revenue company.

Market Opportunity

The lithium-ion battery market is the primary driver of lithium demand growth and is anticipated to continue driving growth in the future. The proliferation of vehicle electrification ("EVs") and the rapid expansion of battery energy storage systems ("BESS") have required a significant and sustained increase in lithium-ion battery production. According to the Benchmark Mineral Intelligence Q1 2026 Lithium Forecast (the "Benchmark Report"), global lithium demand is forecast to reach 1.9 Million tons of Lithium Carbonate Equivalent ("LCE") in 2026, representing 17% year-over-year growth as compared to 2025, and is projected to grow at a compound annual growth rate of approximately 8% through 2035. Following a prolonged period of price weakness through 2024 and into early 2025, the lithium market has entered a sustained recovery, with lithium carbonate prices rallying approximately 76% during Q1 2026, driven by supply disruptions, depleted inventories across the Chinese battery supply chain, and stronger-than-expected demand from both EVs and BESS, which the Benchmark Report identifies BESS as the fastest-growing demand segment, with approximately 54% deployment growth in 2025. While the prior market downturn reflected a period of oversupply and slowing EV sales growth in certain regions, the Benchmark Report now assesses the market as being in a modest deficit in 2026, tightening progressively toward a structural deficit beginning around 2033. This environment underscores the enduring importance of low-cost lithium extraction technology as the market advances through its next growth phase.

Traditionally, lithium has been produced from either hard rock mining or solar evaporation ponds which each produce lithium with high environmental costs.

•
Hard rock mining entails drilling and blasting of solid rock in open pit mines to obtain the lithium containing minerals spodumene, lepidolite or petalite which can be crushed and processed to extract lithium. The hard rock mining process is very energy intensive and consumes large quantities of water and chemicals. Furthermore, hard rock mining produces significant amount of waste rock or tailings which can contain toxic chemicals or heavy metals.
•
In solar evaporation for lithium extraction, lithium containing brines are pumped from underground aquifers into large ponds on the surface, resulting in the long-term depletion of the aquifer. This process consumes a staggering amount of water, with some studies including a June 2024 report by the International Lithium Association, reflecting that approximately 180+ metric tons of water is necessary to produce 1 metric ton of lithium. The brine is concentrated by allowing the water to evaporate over 12 to 18 months. The brine is then processed to extract the lithium salts by removing other metals and dissolved solids through chemical processes that include large quantities of freshwater, often depleting, and risking contamination of nearby freshwater aquifers. The lithium salts are then further processed into either lithium carbonate or lithium hydroxide for shipment to customers.

In response to the environmental costs of hard rock mining and the use of solar evaporation to extract lithium compounds, the industry has focused on developing direct lithium extraction (“DLE”) technologies. DLE technologies are focused on extracting the lithium compounds directly from the brine and allowing the brine to be re-injected back into the reservoir.

While DLE technologies still require freshwater, the systems are designed to recycle the freshwater to reduce the environmental impact. The development of DLE technologies have focused on absorption and adsorption technologies, ion exchange, solvent extraction and membrane technologies. While each of these technologies have made advancements in the laboratory and small pilot scale projects, the first generation of technology, on which our absorption process technology was designed and overseen by our founder, Dr. Burba, was used to achieve commercial success at a facility in Argentina. This was one of the first DLE project in the world at the time and one of only a few commercial DLE facilities in operation today.

Our Strategy

Our strategy is to deploy our Initial MDLE Plant and continue to build upon our proprietary DLE technology developed by Dr. Burba to develop and deploy additional MDLE Plants. We believe that our advanced brine extraction technologies and methodologies for selective mineral extraction is less capital intensive and a more environmentally responsible approach compared to traditional lithium extraction processes of hard rock mining and solar evaporation. We believe that this approach is environmentally sustainable because our process does not deconstruct land structures as is the case from hard rock mining nor does it waste precious water as is the case in solar evaporation. Instead, our technology is designed to extract the desired lithium chloride from subsurface brine and typically re-injects the brine into the aquifer to maintain pressure after lithium extraction. Essential features of our growth strategy include:

•
Deploy our Initial MDLE Plant in a Commercial Setting. We believe we are one of the first DLE technology providers that has developed and deployed a commercial scale direct lithium extraction demonstration plant in the U.S. and the only that has developed a modular plant. Our Initial MDLE Plant was deployed during a three-month demonstration period in 2024 during which it produced high quality lithium chloride that was refined through an adjoining carbonation facility to generate approximately 25 metric tons of battery-grade lithium carbonate. We intend to build upon this success by deploying our Initial MDLE Plant with an owner of a naturally occurring brine reservoir that is interested in implementing DLE technologies. While our MDLE plants are modular and capable of being located on a wide variety of geographies, we need to customize the Initial MDLE Plant to the specific needs and resources of each customer's brine resource , and depending on the lithium content or concentrations within a specific brine resource. We are currently targeting deploying our Initial MDLE Plant at naturally occurring brine reservoirs in the U.S or internationally, and based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we anticipate that we will need to spend approximately between $2.0 million and $12.0 million in capital expenditures for customizations, which could include adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the Initial MDLE Plant’s capacity.
•
Continue Development of Our MDLE Plant Technology. We believe that our patented MDLE Plant technology will continue to be an important component of the energy transition. We are currently in the preliminary stages of researching and developing the media and design for the next generation of our MDLE Plant technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production.
•
Explore Opportunities in new geographic areas. We believe there is increasing support by U.S. and international governments for the sustainable production of lithium compounds. We plan to continue to explore opportunities in various areas within North America and in new geographical areas. For example, we entered into an 18-month exclusive collaboration agreement on September 30, 2025, with a major Middle East energy services provider to jointly pursue DLE opportunities across the region. The agreement contemplates joint participation in proposals and tenders and provides the counterparty the exclusive right to receive and operate processing plants based on our proprietary DLE technology in Saudi Arabia, UAE and Oman for an 18-month period, subject to a three-year extension if a project is contracted during the initial term. In addition, we have previously executed exclusive licensing agreements with a third party to collaborate in extracting lithium chloride in Argentina and Chile. The exclusive licensing agreements have a term that expires on December 31, 2028 unless extended by the signing of a commercial agreement and the successful deployment and commissioning of an MDLE plant in Argentina or Chile.
•
License our technology. We believe there will be opportunities to license our technology to lithium brine resource developers to allow them to deploy our proprietary columns, media, and processes in their plant(s) and developments, thus allowing them to control the construction of their own DLE plant while also benefiting from our technology.
•
Engage in joint-ventures. We will evaluate opportunities to enter into joint venture agreements or strategic partnerships with one or more parties, including landowners, producers and financial backers, to participate in the full development of lithium brine resources. While we have not yet identified a joint venture partner, we anticipate that we would deploy IBAT’s MDLE technology into the development and participate in the extraction of brine resources, full plant development, and ultimate sale of lithium carbonate. We are also exploring opportunities, working with key third party vendors, to provide potential customers with end-to-end solutions for lithium carbonate. Our MDLE Plants produce lithium chloride which must then be converted to lithium carbonate (the input for battery production) in a separate refining unit. We believe that providing customers a turn-key solution, from brine to lithium carbonate, will make our MDLE Plants more attractive to potential customers.

Our Strengths and Competitive Advantage

We believe our proprietary and patented MDLE Plant technology provides us the following competitive advantages as compared to other DLE technologies and other lithium extraction processes:

•
Has Demonstrated Commercial-Scale Technology. We believe that the results of our 2024 demonstration study, support that our proprietary MDLE Plant technology is capable of achieving commercial scale production of lithium chloride, which can be processed into lithium carbonate, with over 99% purity. We intend to build upon this success by deploying our Initial MDLE Plant with industrial customers that have already committed to DLE technologies. While our MDLE Plants are modular and capable of being located on a wide variety of geographies, the Initial MDLE Plant must be customized to the specific needs and resources of each customer and depending on the lithium content or concentrations within a specific brine resource. As we are currently targeting deploying our Initial MDLE Plant at naturally occurring brine reservoirs in the U.S. or internationally, we anticipate that we will need to spend approximately between $2.0 million and $12.0 million for customizations, which could include adding components to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the Initial MDLE Plant’s capacity.
•
Increases Lithium Recovery through our Highly Selective Proprietary Absorption Technology. The proprietary absorbent utilized in our proprietary extraction columns is highly selective of lithium ions and screens for chloride ions which efficiently produces a lithium chloride solution by flushing our proprietary extraction columns with fresh or brackish water. Competing direct lithium extraction technologies use various combinations of selective membranes and ion exchanges, requiring alternating applications of acids and bases with less lithium ion selectivity, resulting in having to run multiple cycles and generating excess salts as waste materials to recover the lithium ions. Our process benefits from reduced cycles, reducing energy consumption, eliminating most of the chemicals and avoiding waste materials.
•
Maximizes Water-Conservation through Reduced Water Usage and Waste. Our MDLE Plant and extraction process for lithium chloride has significant water conservation advantages for both the management of the brine aquifers and reduction of clean water usage as compared to other DLE technologies. Our proprietary process maintains the cleanliness of the water used in the process because it does not require chemicals for the lithium extraction and the operator of the brine re-injects the remaining brine back into the reservoir in order to dispose of the spent brine and to help maintain the pressure of the brine reservoir.
•
Eliminates Dangerous Chemicals in the Lithium Extraction Process. Our proprietary MDLE extraction absorption process does not rely on hydrochloric acid and sodium hydroxide to process the brine. Instead, our absorbent removes the lithium and allows the remaining brine to be injected back into the aquifer without further treatment. This has cost advantages over competitors that use chemicals in their process as they must either dispose of the contaminated brine (reducing the brine aquifer), or further process the brine for reinjection, which adds costs to the extraction process. Additionally, for the clean water used in our process, we believe that we will be able to recycle up to 98% of the water due to the efficiency of our reverse osmosis unit and incorporation of mechanical evaporation.
•
Enhances Optionality for Plant Design and Reduce CapEx Through our Patented Modular Technology. We believe that the modular design of our proprietary and patented MDLE Plants provide an economic advantage compared to existing alternative technologies based on our ability to customize the plant to reflect site limitations and requirements. Our MDLE Plant customers can customize the MDLE Plant to meet the specific site requirements, by modifying the number and size of the modules to support the size and geography of the resource site, the quantity of brine available, the concentration of lithium in the brine, and their desired level of production. Furthermore, the modularity gives customers the option to scale up operations by adding additional modules in the future with little disruption to the existing operations. The modules are fabricated in manufacturing facilities and then moved by trucks to the customer site, which reduces costs from traditional onsite construction plants.
•
Delivers Customers Cost-Efficient DLE with Reduced Operating Costs. As a result of our highly selective absorption process and the elimination of chemicals from the extraction process, we believe our MDLE Plants are more efficient for customers and has lower operating costs as compared to our DLE competitors.

Our Technology

Our MDLE Plants are designed to process brine solutions to extract lithium chloride which can be further processed into lithium carbonate or lithium hydroxide and used for industrial purposes or as a battery component. We believe that the technology we employ in our MDLE Plants are a more cost effective, environmentally safer version of DLE technology which uses selective absorption to extract lithium and chloride ions, without using any acids or chemicals. The technology uses a set of proprietary extraction columns and proprietary selective absorption media to extract lithium and efficiently minimizes brine impurities in the extraction process. Once saturated with lithium chloride, the columns are flushed with a water solution to recover the lithium chloride, and then the spent or used brine is reinjected into the brine reservoir leaving no harmful waste on the ground. The extracted lithium chloride is then sent to a lithium carbonate plant for high purity lithium carbonate production. If the lithium carbonate plant is remote, we can evaporate (or concentrate up) the lithium chloride solution to about 35% lithium chloride for shipping and recover an additional 4% of our process water providing a 98% process water recycle.

Our MDLE Plants are also a component-driven system, which allows us to specially configure valves, pumps, our proprietary columns and media and many other pieces to customize the plant to a customer’s requirements based on their needs. While traditional lithium extraction facilities take five to six years to construct, our MDLE Plants are built for flexibility and speed, which we believe will allow us to deploy the technology in the field in 18-24 months. The MDLE Plants are modular, which also allows potential customers to execute their lithium extraction plans in phases, which helps them manage risks and may shorten the time to market. As a result, of these factors, we believe that our MDLE Plants will be a lower capital solution and less operating expense DLE option that will enable a customer to achieve profitability faster than expected. We believe that this puts us in a favorable position to meet DLE demand arising from existing or newly discovered brine reservoirs.

Our Initial MDLE Plant was constructed with twelve absorption columns, which form the core of the direct lithium extraction process. In operation, brine flows continuously through these columns, where lithium and chloride ions are selectively captured in our proprietary media and subsequently eluted to produce a concentrated lithium chloride solution. Our Initial MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates, of approximately 300 gallons per minute of brine, to efficiently recover lithium. However, the Initial MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our Initial MDLE Plant at naturally occurring brine reservoirs in the U.S, or internationally, which have brine concentrations in the range of 250 to as high as 800 ppm, although brine concentrations in the Smackover play in Texas and Arkansas are generally estimated to be between 200 and 600 ppm based on publicly published recent brine resource lithium concentrations by a number of resource owners. At 400 ppm, the Initial MDLE Plant can operate at approximately 200 gallons per minute, resulting in output of between 600 and 700 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we have evaluated various customizations that we could implement to increase flow rate and expand the Initial MDLE Plant’s capacity. For example, management has designed a case to optimize the flowrate to fully utilize the twelve-column absorption capacity by adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines. We estimate that the optimized Initial MDLE Plant could increase throughput to approximately 480 gallons per minute, which based on a 400 parts per million brine stream, we believe would be capable of producing approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Depending on the level of customization required, we anticipate that we could incur approximately between $2.0 million to $12.0 million of additional capital expenditures in connection with the deployment of the Initial MDLE Plant at a customer’s brine reservoir site. The low-end of this estimate is based on “make-ready expenditures” to adapt the Initial MDLE Plant to the customer’s location and retain the 600 to 700 metric tons per year capacity, while the high-end represents implementing a full range of customizations to upgrade the Initial MDLE Plant to approximately 2,000 metric tons per year capacity.

Research and Development

The industries and market segments in which we operate and plan to operate are subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, we believe our success, in part, will depend on our ability to build and enhance our products in a timely and efficient manner and to develop and introduce new products that meet potential customers’ needs. To achieve these objectives, we plan to make research and development investments through activities such as (i) deploying machine learning techniques to automate our MDLE Plant technology which could help identify patterns and anomalies while running the MDLE Plant on a brine resource to reduce the recovery and uptime of the plant to help reduce operating costs and turnaround times for regularly scheduled maintenance, (ii) efficiently customizing column sizing and water flows to adapt the MDLE Plant to a customer’s requirements based on their brine resource needs or specifications and (iii) developing a quick-to-deploy demonstration set-up at customer sites, harnessing the modular feature of our MDLE Plant.

We are currently in the preliminary stages of researching and developing the media and design for the next generation of our MDLE Plant technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production. The goal of the next generation module is to have standard module sets that allow a customer to scale the configuration of the MDLE Plant to meet their site-specific requirements. For instance, the next generation lithium extraction modules containing our proprietary absorbent are expected to have four times the production capacity of the first-generation modules, which would allow a customer to economically process significantly larger volumes of source brine while reducing the operating costs. We intend to develop standard sets of modules for each phase of our MDLE Plant including pretreating filtration, heat exchangers, boilers, extraction columns, polishing module, reverse osmosis and concentration module. The introduction of the next generation modules for the MDLE Plants would be complementary to our first-generation modules. However, as a pre-revenue company with a difficult path to the commercialization of a new technology, we are required to closely control resource utilization, there can be no assurance that we will be able to make the research and development investments to achieve these objectives.

Intellectual Property

We believe that our intellectual property, including our patents, trademarks, trade secrets, and other intellectual property are essential to our business operations, ability to compete, and market position. We own and actively manage a broad intellectual property portfolio, which covers and protects our technology, brands, and proprietary information. Specifically, we rely on a combination of patent, trademark, trade secrets, intellectual property licenses, and other intellectual property for the protection of the intellectual property used in our business.

Patents - We have filed patent applications for, and have obtained issued patents related to, our core technologies. For example, our issued patents and pending patent applications cover our technologies including, but not limited to, various types of extraction apparatuses, mobile extraction arrays, ion extraction columns, silica fouling prevention technologies, sorbents for lithium extraction, and other related technologies. We have filed for patents in key jurisdictions including the United States, Argentina, Chile, Australia, Canada, Europe, Middle East and Hong Kong. We believe that our patent filings provide us with a competitive edge by protecting our proprietary technologies and preventing unauthorized use by competitors.

As of the date of this filing, we currently hold ten issued patents and eighteen pending patent applications. Additional patent filings related to our core technologies and related technologies are currently under consideration. We also commission freedom-to-operate searches and opinions and landscape analyses as it relates to our technologies. We continue to invest in research and development to expand the Company’s patent portfolio.

Trade Secrets – We rely on trade secrets to protect important aspects of our absorption technology, such as the chemical structure of the selective absorption media used in our extraction columns, the exact design and interaction of the extraction columns, as well as various manufacturing and extraction processes, formulas, compositions. For example, we rely on trade secrets relating to extraction apparatuses, extraction arrays, chemical preparations, extraction columns, fouling preventing technologies, sorbents, and other related technologies. Our trade secrets are safeguarded through protective measures.

Trademarks - We own and have registered trademarks to protect our key brand name, brand acronym, logos, and slogans, including INTERNATIONAL BATTERY METALS, design logos for INTERNATIONAL BATTERY METALS, IBAT, our battery logo, ETHICAL LITHIUM PRODUCTION, and ETHICAL LITHIUM EXTRACTION. We have filed for trademarks in key jurisdictions including the United States, Europe, Argentina, Chile and Canada. Our trademarks distinguish our products and services from competitors in the marketplace and are integral to our marketing and branding strategies. As of the date of this filing, we currently hold fifteen registered trademarks and seven pending trademark applications. Additional trademark filings related to our brands are currently under consideration.

Know How - In addition to our portfolio of patents, trademarks, and trade secrets, we also possess valuable know how and proprietary technologies relating to our business operations. Our know how includes an accumulation of skills, processes, knowledge, and experience relating to the extraction of lithium and other metals, the processing of lithium and other metal-based salts, extraction apparatuses, extraction arrays, chemical preparations, extraction columns, fouling preventing technologies, sorbents, and other related technologies.

Licenses - In addition to marketing our MDLE Plant directly, we have entered into licensing agreements, as a licensor, to facilitate the deployment of our technology and to monetize our intellectual property portfolio. We currently have entered into exclusive licensing agreements with two entities that are controlled by one of our former material shareholders with respect to potential sales in Chile and Argentina.

Customers

We are focused on marketing our technology to customers who have naturally occurring brine deposits: (i) salar or salt lake brine deposits, such as those found in the Lithium Triangle of Argentina, Chile and Bolivia, (ii) brine reservoirs in the US and Canada, including in the US states of North Dakota, Wyoming, Utah, Nevada, Oklahoma, Pennsylvania, Arkansas and Texas (including the Smackover geological formation found in Arkansas and Texas), and (iii) any other naturally occurring lithium brine deposits around the world. In addition, we plan to market our technology to industrial customers who have lithium rich brine by-products from their operations. In the near term, these marketing efforts are focused on owners of brine reservoirs in the western United States, the central United States area referred to as the Smackover formation. In addition, we are working with our licensee to evaluate the opportunities in Argentina and Chile and our Middle East collaboration partner to evaluate the opportunities in the Middle East.

Sales and Marketing

Our sales and marketing efforts are currently focused on (i) identifying a US owner of brine resources or reservoirs to take possession of our Initial MDLE Plant and (ii) demonstrating to other owners of natural brine reservoirs that our proprietary absorption technology can process their brine into a lithium chloride with a lithium concentration and purity that they require. The first step of this marketing process is to evaluate and test the brine samples from brine reservoirs which are supplied to us by potential customers. We have been testing brines from several operators in the Smackover play in Arkansas and East Texas as well brines from resource owners in Argentina and the Middle East. One of our potential customers engaged us to, and paid for the costs of running a material number of additional tests to assist them in evaluating whether repeated extractions would result in a degradation of production or purity. The results from this testing has been encouraging to us and our potential customer and they continue to engage us around our technology. Demonstrating the capability of our proprietary technology through these brine tests is the first step to developing a long-term commercial relationship.

Once we establish the brine content and its compatibility with our technology, we will seek to enter into commercial contracts to commercialize our proprietary technology. These contracts may be based on a fixed fee model, a joint venture model, a royalty or licensing model, a lease with option to purchase model, or a combination of these models and produce a lithium chloride eluent that can be produced into battery grade Lithium carbonate through a separate carbonation plant. We have focused on expanding our technical capabilities to understand and help our potential customers with the full flowsheet solutions in the generation of Lithium Carbonate. This includes understanding and bringing solutions to the pretreatment of the brines before it arrives to our MDLE Plant and then working with suppliers to offer the construction or management of the Lithium Carbonate plant construction that would follow our MDLE Plant. The battery grade Lithium carbonate produced from our Lithium Chloride eluent will be sold directly to customers through offtake agreements throughout North America, Asia and Europe. We anticipate that we would be paid based on the commercial contracts or licensing agreements entered into with the brine resource owner or through the joint venture agreement. As we continue to commercialize our MDLE Plants, we expect to hire more sales and marketing professionals. We plan to hire sales engineers with deep technical expertise and background in process engineering to help us implement customer acquisition plans and provide technical support to our prospective customers.

Although we are in the early commercialization stage of our business, we intend to enter into contracts with new customers that we aim to attract. However, we have not yet entered into any contracts with customers.

Competition

There are several DLE technologies under development and being proposed and often associated with lithium brine mining companies. The primary reason for this focus is the increasing environmental concerns present in the traditional evaporation ponds being used today. The other reason is that new potential lithium brine deposits with very low concentration of lithium ions and existing in North America and elsewhere, do not have suitable locations for feasible traditional extraction operations.

Our proprietary DLE technology and patented MDLE Plant compete with other emerging companies with competing DLE technologies and more broadly in the mineral and mining industry with traditional mining companies extracting lithium from hard rock mines and evaporation ponds. We compete by providing advanced technology which will allow potential customers to extract lithium from naturally occurring brine or from a synthetically produced brine with a high degree of purity, reliability and at the lowest costs, while prioritizing safety and environmental sustainability. Factors affecting us and our competition include the ability to access capital, access to undeveloped resources, skilled personnel, access to equipment and materials, and potentially the ability to obtain required approvals from regulatory agencies. Many of our competitors, both emerging DLE companies as well as traditional mining companies who may expand their portfolio into DLE technology licensing services, have substantially greater access to capital than we do.

As we may derive a portion of our revenues from licensing agreements, royalties or revenue arrangements based on the sale of lithium-based products under future arrangements with customers, we indirectly compete with large, well-capitalized and diversified mining and chemical companies in the highly competitive market for lithium compounds. The pricing and ability to contract for the sale of lithium compounds is determined by product quality, product diversity, reliability and quantity of supply and customer service. Furthermore, significant customers of lithium products, such as automotive original equipment manufacturers have invested in and have long-term contractual relationships with mining and chemical companies which may limit access to these customers.

Licensing Agreements

We are party to two licensing agreements (collectively, the "Ensorica Licensing Agreements") with Ensorcia Metals Corporation, a British Virgin Islands corporation, and entities it controls: (i) a licensing agreement dated November 7, 2018, with Sorcia Minerals LLC, covering Chile, and (ii) a licensing agreement dated November 20, 2018, with Ensorica Argentina LLC, covering Argentina. Each agreement, as amended, grants the respective licensee an exclusive license to use our technology within the applicable territory. Under each agreement, we are irrevocably appointed as the exclusive provider of technology, systems, equipment, and related services within the applicable territory. As consideration, each agreement provides us with a 6% royalty based on the Netback Sales Price (as defined therein) and a 10% participation interest in each project, as defined under the Ensorcia Licensing Agreements. We have the right to terminate either agreement if the first extraction system in the applicable territory is not installed and operational by December 31, 2028. The Ensorcia Licensing Agreements include other customary terms and conditions. The counterparties to these agreements are controlled by Daniel Layton, who also controls Ensorcia Metals Corporation, a holder of more than 5% of our outstanding Common Shares.

In addition, we are party to a licensing agreement, dated March 30, 2023, with Entec LLC, a Delaware limited liability company (the “Entec Licensing Agreement”). The Entec Licensing Agreement grants Entec, a non-exclusive, world-wide license (excluding Argentina and Chile) to use our patents, trade secrets, and other proprietary rights solely for the extraction of lithium salts from brine and for the sale of products derived therefrom. For the first project, Entec has agreed to provide us with a royalty equal to 6% of the Netback Sales Price (as defined therein) and to grant us a 10% participation interest in the project, with subsequent projects subject to comparable or more favorable terms. . Entec may sub-license to its affiliates without our prior consent but requires our written consent for any other sublicense. Entec is also controlled by Mr. Layton.

Human Capital

Our ability to hire and retain talent is essential to our success. We operate in a highly technical and competitive industry and our success is heavily dependent on the quality and retention of our human capital. Our human capital objective is to hire and develop skilled personnel who have the technical know-how capabilities and are able to further the Company’s strategy and vision.

We are a pre-revenue company with a more limited budget and a difficult path to the commercialization of a new technology that requires us to closely control resource utilization. This requires us to hire fewer personnel with specialized talent and technical know-how to fill the small number of roles. As of the date of this annual report, all of our twelve employees are employed by our U.S. subsidiary, IBAT USA, Inc.. We do not have any employees employed outside the United States. In order to manage variable cash flows, we have relied on consultants and outsource services providers to perform the necessary administrative and operational functions. As we expand our business, we anticipate increasing our number of employees in the future.

Seasonality

Our operations are generally not impacted by seasonality.

Government Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Administration (“OSHA”). We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. Compliance with these laws and regulations generally will be the responsibility of the customers for whom we deploy MDLE Plants, however the ability of our customers to comply with these laws and regulations will have a material effect on our business. We engage licensed third-party manufacturers to construct the components of our MDLE Plants in fully regulated and licensed workshops, and those third parties are required to comply with OSHA and other applicable health and safety laws and regulations in connection with these contracted activities.

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations. In February 2025, the President signed Executive Order 14209 directing a review of FCPA enforcement priorities, and in June 2025, the U.S. Department of Justice issued updated FCPA Guidelines narrowing the focus of enforcement to cases serving U.S. national interests. While federal enforcement priorities have shifted, the FCPA remains in full legal effect and applies to us as an issuer with securities registered under the Securities Act. In addition, proposed legislation, including the FCPA Reinforcement Act introduced in March 2026, would extend the statute of limitations for FCPA violations from five to ten years. Accordingly, we continue to maintain our anti-corruption compliance program.

We are also subject to government regulation in the US, which may differ from state to state, and in non-U.S. jurisdictions in which we conduct our business. These jurisdictions may have different tax codes, environmental regulations, labor codes and legal frameworks, which add complexity to our compliance with these regulations. The requirements for compliance with these laws and regulations may be unclear or indeterminate and may involve significant costs, including additional capital expenditures or increased operating expenses, or require changes in business practice, in each case that could result in reduced profitability for our business. Our having to comply with these foreign laws or regulations may provide a competitive advantage to competitors who are not subject to comparable restrictions or prevent us from taking advantage of growth opportunities. Determination of noncompliance can result in penalties or sanctions that could also adversely impact our operating results and financial condition.

The Company’s incorporation in British Columbia and registration with the TSXV, also requires us to comply with anti-corruption, anti-bribery, and anti-money laundering laws in Canada, including the Criminal Code, the Corruption of Foreign Public Officials Act (Canada), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada) (the "PCMLTFA"), as amended in 2025 and 2026 to expand reporting obligations, enhance information-sharing requirements, and introduce a new administrative monetary penalties framework, and other applicable laws that prohibit certain actions of the Company. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption, anti-bribery, or anti-money laundering laws. Measures that we have adopted to mitigate these risks are not always effective in ensuring that the Company, its employees, or third-party agents will comply strictly with such laws. Furthermore, a company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. If we find ourselves subject to an enforcement action or are found to be in violation of such laws, this may result in significant penalties, fines and/or sanctions imposed on us, resulting in a material adverse effect on the Company’s reputation and results of its operations.

Environmental Regulation

We are subject to numerous foreign, federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Ongoing compliance with such laws and regulations is an important consideration for us. Key aspects of our operations are subject to these laws and regulations. In addition, we incur substantial capital and operating costs in our efforts to comply with them.

Under certain circumstances, we may be responsible under our agreements with prospective customers to operate the MDLE Plant on behalf of our customers, which may subject us to potential liability for any non-compliance under applicable environmental laws. Our future customers may become subject to claims for personal injury and/or property damage relating to the release of such substances into the environment which in turn could impact us. The occurrence of disruptions, shutdowns or other material operating problems at our MDLE Plants installed at a customer’s site, due to any of these hazards may diminish our ability to meet our contractual obligations with those customers and achieve the desired production and output.

Availability of Reports and Other Information

We are required to file proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC as well as continuous disclosure documents with the Canadian securities regulatory authorities. The SEC maintains an internet site, www.sec.gov, where these SEC reports are available free of charge. Our Canadian filings are available on the System for Electronic Document Analysis and Retrieval+ ("SEDAR+") at www.sedarplus.ca. We will also make these reports available free of charge on our website, https://www.ibatterymetals.com, under the heading “Investors.” The reference to our website and to the SEC and SEDAR+ websites does not constitute incorporation by reference of any information contained on those sites.

Properties

We currently lease our principal corporate office located at 12 Greenway Plaza, Suite 1100, Houston, Texas 77046. This lease is month to month. We also lease office at 6100 Tennyson Parkway, Suite 240, Plano, Texas 75024. Our lease in Plano, Texas expires in August 2027. We have no other material properties.

Legal Proceedings

In the ordinary course of business, we may be subject to certain contingent liabilities with respect to existing or potential claims, lawsuits, and other proceedings, including those involving tax, social security, labor lawsuits and other matters. The Company is not currently involved in any major legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the information in this Annual Report, including the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements” and the following risks before making an investment decision. If any of the following risks actually occur, the trading price of our Common Shares could decline, and you may lose all or part of your investment. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business.

Risks Relating to Our Business

We are a pre-revenue, development-stage company with a limited operating history, an untested business model and significant commercialization risk, and we may never generate positive cash flow or achieve profitability.

We are a pre-revenue, early commercialization-stage company and have not yet generated meaningful revenue from operations. In addition, our principal asset consists of a new technology, the MDLE Plant technology, which was created by us and our Initial MDLE Plant that we are seeking to deploy. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks, expenses and uncertainties frequently encountered by companies developing and commercializing new technologies. Furthermore, our business model and the MDLE Plant technology remains in the early stages of validation. Our ability to generate revenue and achieve profitability depends on a number of factors, including our ability to (1) raise sufficient capital to customize and deploy the Initial MDLE Plant once we have retained our initial customer, (2) demonstrate the commercial viability of our technology, (3) continue to develop and commercialize the next generation of MDLE Plant technology, (4) retain key management, (5) appropriately respond to lithium price volatility and competitive pressures arising from new technologies and (6) adapt to changes in demand and regulation.

Furthermore, there is no generally accepted measure of the market size for lithium-based products or for the addressable market for our technology, which makes forecasting demand and financial results difficult. If our assumptions regarding market demand, commercialization timing, customer adoption or economic returns prove inaccurate, we may never generate positive cash flow or achieve profitability, and our business, financial condition and results of operations could be materially adversely affected. In addition, the commercial terms on which we may be able to deploy, license or otherwise monetize our technology remain uncertain, including expected economics, royalty structures, customer demand and timing of adoption.

Our success as a company developing technology to extract and process lithium chloride depends largely on our research and development capabilities.

Our success as a company developing technology to extract and process lithium chloride, which is then converted to lithium carbonate, depends on our ability to develop and implement a DLE technology that is more efficient than current lithium extraction processes and those developed by our competitors. Many DLE technologies are emerging and being tested at scale, with a handful of projects outside of the U.S. already in the commercial stage. Furthermore, the industries and market segments in which we operate are subject to rapid technological developments, evolving industry standards, changes in customer requirements, including with respect to lithium carbonate purity, and competitive new products and features. We expect to continue to make significant investment in our MDLE technology, including our proprietary columns and media, and we will need to continue to invest heavily to scale our operational capabilities to ultimately enable our customers to extract sufficient levels of lithium chloride. In addition, many of our existing or potential competitors have significantly more resources than us and may develop technologies which are similar or superior to our technology or are more competitively priced. As it is often difficult to project the time frame for developing new technologies and the duration of the market window for these products, there is a substantial risk that we may have to abandon a potential technology that is no longer commercially viable, even after we have invested significant resources in the development of such technologies. If we fail in developing competitively advantaged technology or securing adequate capital, our business, prospects, financial condition and results of operations may be materially and adversely affected.

We will need to incur significant funds in connection with the identification of a customer for, and deployment of, our Initial MDLE Plant and may be unable to secure sufficient capital to fund these costs.

In connection with the process of obtaining a customer for our Initial MDLE Plant, we have and will continue to expend sufficient funds. For example, we have and will continue to incur (i) sales and marketing costs as we seek to identify and negotiate with brine aquifer resource holders who would benefit from our Initial MDLE Plant and (ii) research and development expenses as we seek to provide potential customers with proof of concept for our MDLE Plant technology and the effectiveness of our proprietary medium. In addition, once we have entered into an agreement for deployment of our Initial MDLE Plant we will need to incur capital expenditures to customize and increase the output of the Initial MDLE Plant for our initial customer and additional deployment costs, which will vary based on the location of our initial customer. Our Initial MDLE Plant must be customized to the specific needs and resources of each customer and depending on the lithium content within a specific brine resource. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we anticipate that we will need to spend approximately between $2.0 to $12.0 million in capital expenditure customizations to add components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the MDLE Plant’s capacity.

We do not currently have revenue or sufficient cash to fund these significant expenses. Historically, we have relied on equity financing transactions to fund our operations, as conventional bank financing has not been available to us, given our early commercialization stage. If we fail to achieve our business plan or are negatively impacted by risks outside of our control, there can be no assurance that such equity financing transactions will be available in the future or available on such terms as are acceptable by us. If we are unable to raise these funds, then our ability to place our Initial MDLE Plant in-service would be significantly impaired and we will not be able to fully recover the amounts capitalized as of March 31, 2026. In addition, our financial condition and our ability to continue to operate would be materially and adversely affected.

Furthermore, even once we deploy our Initial MDLE Plant we expect to require significant funds for sales and marketing costs and research and development expenses. As we currently anticipate that the revenue from our deployment of our Initial MDLE Plant will be structured as some sort of recurring revenue of a significant period of time, we do not expect that such revenue will be sufficient to meet these funding requirements. If we are unable to fund these future operating costs, then our ability to develop the next generation of MDLE Plant technology would be materially and adversely affected and our financial condition and results of operations would be materially and adversely affected.

We have historically incurred losses, expect future losses, and may never achieve or maintain profitability.

We have incurred substantial losses since our inception, and we expect to incur additional operating losses. We have not generated revenue from commercial deployment of our MDLE Plant technology or established profitable operations, and although we reported net income of $0.1 million for the year ended March 31, 2026 and a net loss of $3.5 million for the year ended March 31, 2025, we may never generate positive cash flow or achieve profitability. The extent of our future losses is unpredictable, and our prospects must be weighed against the risks and uncertainties encountered by us in the continuously evolving mining and minerals industry, including the risks described throughout this annual report. If we cannot successfully address these risks, our business and financial condition may suffer.

The success of our business will depend on our ability to identity and successfully negotiate commercially reasonable agreements with potential customers to install and operate our MDLE Plants.

Our success is highly dependent on our ability to effectively identify and negotiate an agreement, on commercially reasonable terms, for the placement of our Initial MDLE Plant to a new customer and to build and market additional MDLE Plants based on our proprietary technology. Furthermore, we will need to customize our Initial MDLE Plant to address the specific geography and brine quality of our initial commercial customer and depending on the lithium content within a specific brine resource. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we anticipate that we will need to spend approximately between $2.0 to $12.0 million in capital expenditure customizations to add components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the Initial MDLE Plant’s capacity. There are a limited number of customers who have resources that could utilize our MDLE technology and they may prefer other DLE technology or other DLE technology may provide a less expensive or more effective process based on the nature of their natural resources. Should future customers prefer DLE technology from our competitors, it could materially and adversely affect our business or financial condition.

Our long-term success depends on our ability to provide customers the ability to extract lithium chloride from their brine and convert the resulting lithium chloride into lithium carbonate.

Our MDLE Plant produces lithium chloride from brine resources that must then be converted into lithium carbonate in a separate carbonation facility before it can be used in industrial products, such as electric batteries. It may be difficult to identify customers for our MDLE Plant that already have, or have the financial resources to construct, their own carbonation facilities. Consequently, we may need to either partner with or acquire access to carbonation facilities in order to provide customers with an end-to-end process which extracts lithium and delivers battery grade lithium carbonate. While the carbonation process is an established technology, the facilities are capital intensive and we may not have the resources or be able to find a partner with the resources to fund the carbonation process. If we are unable to identify customers that can implement the carbonation process themselves and are unable to deliver customers an end-to-end process which produces lithium carbonate, we may not be able to sell our current or any future MDLE Plants which would materially and adversely affect our financial condition.

We face intense competition, and we may not be able to compete successfully.

The lithium extraction market in which we participate is highly complex, competitive and growing very rapidly. It is characterized by aggressive expansion and entry from existing and new players and emerging technologies. We compete with other companies that are developing or have developed technology designed to exploit similar markets to those in which we plan to operate. However, many of these other companies have substantially greater financial and other resources than we do. There can be no assurance that developments by other companies will not adversely affect the competitiveness of our technology. The DLE industry is characterized by extensive R&D efforts and rapid technological change. Competition can be expected to increase as technological advances are made and commercial applications for DLE technology increase. In addition, our competitors may use different technologies or approaches to develop technology like the technology we have developed or may develop new or enhanced technology or processes that may be more effective and less expensive. Furthermore, battery grade lithium does not have uniform specifications among end customers. Therefore, our MDLE Plant technology installed at a customer’s site needs to be customized and tailored to extract lithium per individual customer specifications and demands. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing and refining our core technology to meet or exceed the changing challenges and needs of our customers.

Moreover, our success is largely dependent on our ability to achieve and maintain the competitive differentiation of our MDLE Plant technology. Any failure to develop high-quality advancements to our technology could adversely affect our reputation, our ability to lease our MDLE Plants to existing and prospective customers, and our operating results. There can be no assurance that our Initial MDLE Plant or any other technology developed by us will compete successfully or that research and new industry developments will not render our technology obsolete or uneconomical.

Demand and fluctuation in market prices for lithium will greatly affect the results of our operations and our ability to successfully execute on our business plan.

The prices of commodities fluctuate daily. Price volatility could have dramatic effects on the results of operations and our ability to execute our business plan. According to Benchmark Mineral Intelligence, the Global Weighted Average price of lithium carbonate prices were approximately $9,000 per metric ton in 2025 which represents more than an 80% decline from 2022. Although lithium prices have recovered during the first three months of 2026 and were at approximately $20,000 per metric ton at March 31, 2026, there can be no guarantees that the price of lithium carbonate will remain stable or increase, given the continued rise and focus by governments on transitioning away from fossil fuels to meet global clean energy goals. The price of lithium materials may also be reduced by the discovery of new lithium deposits and production methods, which could not only increase the overall supply of lithium (causing downward pressure on its price) but could draw new entrants into the lithium extraction industry that could compete with us. Even if our MDLE Plant technology is able to produce commercial quantities of lithium, there is no guarantee that a profitable market will exist for the sale of lithium-based end products.

Our business will be significantly affected by changes in the market price of lithium-based end products, such as lithium carbonate and lithium hydroxide. Factors beyond our control may affect the marketability of any lithium produced. The prices of various metals have experienced significant fluctuations over short periods of time and are affected by numerous factors beyond our control, including international economic and geopolitical trends, inflation, currency exchange rates, changes in interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The supply of and demand for lithium is affected by various factors, including, among others, political events, economic conditions, and production costs in major producing regions. Furthermore, the price of lithium-based end products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the lithium produced from our MDLE Plant technology does not meet battery-grade quality and/or does not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the availability of customers may also decrease. We may not be able to effectively mitigate against pricing risks for our products. Depressed pricing for lithium-based end products will affect the level of revenues expected to be generated by us, which in turn could affect our share price and the potential value of our MDLE Plant technology. There can be no assurance that the price of lithium will be such that our MDLE Plant technology can be deployed at a profit. In addition our ability to secure additional future financing may be adversely affected by unfavorable lithium price volatility and demand.

Our long-term success depends on the ability of us or our customers to enter into offtake agreements to deliver lithium chloride or lithium carbonate.

Either we or our customers will need to enter into offtake agreements to deliver lithium chloride, to be converted into lithium carbonate, or lithium hydroxide, for use in the production of lithium batteries. As there are no uniform specifications among end user clients for battery grade lithium carbonate, we cannot ensure that the lithium chloride we produce, or the resulting lithium carbonate produced from our lithium chloride, will be able to meet the quantity, quality and other characteristics required by these offtake agreements. Furthermore, these agreements may be at prices, which would not allow us to recover our production costs. Failure to meet these specifications could result in price adjustments, the rejection of deliveries, or termination of the contracts. In addition, these offtake agreements may contain force majuere provisions allowing temporary suspension of performance by the customer during certain events beyond the control of the affected party. To the extent that we or our customers are unable to enter into, satisfactorily perform in accordance with and sell under offtake agreements at commercially profitable rates, the demand for our MDLE Plants will be materially and adversely affected and we may be unable to commercialize our MDLE Plant technology which would adversely affect our financial condition and future financial results.

We may not be successful in our efforts to lease our initial or future MDLE Plants or license our technology, which could adversely affect our business.

The success of our business depends on our ability to successfully identify new customers, generally through the leasing of our Initial and future MDLE Plants to customers or the licensing of our technology. Our leasing and licensing efforts focus on identifying businesses with reliable and proven access to high quality brine that have already received regulatory environmental permits and have the infrastructure that allows us to implement our MDLE Plant technology. Furthermore, our MDLE Plant produces lithium chloride which must then be converted to lithium carbonate (the input for battery production) in a separate refining unit. If there are not lithium carbonate refining units nearby a customer’s brine reservoir or if we are unable to provide another efficient and economically viable solution for converting the lithium chloride into lithium carbonate, potential customers may not be willing to utilize our MDLE Plant.

We expect that the terms of any such future leases or licenses would provide that, once defined production targets are achieved, we would be entitled to rents and royalties based on the quantities of lithium carbonate produced and the prices that are realized in the market. Since future royalty payments may be tied to the successful achievement of certain commercialization benchmarks, which may or may not be achieved, we may not be able to recover our investment into the development of the MDLE Plant technology.

Furthermore, the potential lease or licensing agreements with our target customers will typically require customization to address the specific geography and brine quality of the customer or could require us to build pilot plants for testing, which may be cost and time intensive and ultimately not yield much profit. If we are unable to identify a sufficient number of potential customers for leasing or licensing our MDLE Plant technology, or if the customers that we identify do not prove to be as valuable as we anticipated, we will not be able to successfully receive rents or royalties from those customers, and our business, financial condition and results of operations may suffer materially as a result.

Our ability to deploy our MDLE Plant technology depends on the availability of brine resources with sufficient concentration and purity.

We depend on the availability of brine resources from existing chemical, mineral and metal production, and brine aquifer resource holders in order to extract lithium carbonate using our MDLE Plant. In the United States, the principal potential source of high concentration lithium brine is the discovery of high lithium concentration in the Smackover Formation, a geological formation in Arkansas. However, to our knowledge, there has been no extraction of lithium from this formation to date, and therefore the scope of any such opportunity is uncertain. If for regulatory or other reasons, the resource holders are not able to exploit the lithium deposits in the brines in the Smackover Formation, there would be less demand for DLE technology, including our MDLE Plant technology.

Volatility in the demand for lithium products or the development of alternative battery technologies that do not utilize lithium inputs may negatively impact overall prospects for growth of lithium marketing and pricing.

The development of our MDLE Plant is highly dependent upon the currently projected demand for and uses of lithium-based end products. This includes lithium-ion batteries for electric vehicles (EVs), power storage solutions and other large format batteries that currently have limited market share and whose projected adoption rates is uncertain. As such, our business results inherently depend on decarbonization of the global economy. To the extent that such markets do not develop in the manner contemplated by us or demand for such end products declines or do not grow as expected, then the long-term growth in the market for lithium products will be adversely affected, which would inhibit the potential for development of our MDLE Plant technology and would otherwise have a negative effect on our business and financial condition. For example, the past couple of years saw weaker than expected EV sales, which signals a decline in demand for one of the principal end products for lithium carbonate. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users adopt an alternate commodity as a response to supply constraints or increases in market pricing. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on the Company. Further, although current batteries utilized in EV production rely on lithium compounds as a critical input, alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these technologies could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and when, but any future battery technologies that use less or no lithium could materially and adversely impact our business and future results of operations.

Changes in government incentives for electric vehicles and other lithium-based end products could adversely affect demand for lithium and our business.

Demand for lithium-based end products, including lithium-ion batteries used in electric vehicles and battery energy storage systems, may be adversely affected by changes in government regulations and economic incentives. Government programs that support the development, purchase or adoption of electric vehicles and other lithium-based technologies, including tax exemptions, tax credits, rebates and similar incentives in the United States and other jurisdictions, are subject to change, reduction or elimination, including as a result of political, fiscal or policy developments. For example, certain incentives in the United States were significantly reduced at the end of 2025, and incentives in jurisdictions including Canada, Germany, Hong Kong, Denmark and California have expired, been cancelled or become temporarily unavailable, in some cases without replacement. Any further reduction, expiration or elimination of these incentives could reduce demand for lithium-based products, adversely affect lithium prices and negatively affect our business, financial condition and results of operations.

Environmental risks and stringent regulations related to lithium-based products may lead to additional disclosure requirements and substantial expenditures to ensure compliance.

All phases of mineral extraction and development businesses present environmental risks and hazards and are subject to extensive environmental laws and regulations. U.S. and non-U.S. environmental laws (including in Argentina and Chile, where we may operate) and regulations provide for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances used and or produced in association with natural resource exploration and production operations. Under certain circumstances, we may be responsible under our future agreements with customers to operate the MDLE Plant on behalf of our customers, which may subject us to potential liability for any non-compliance under such environmental laws. These laws and regulations also require that facility sites be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. Such regulations relate to many aspects of our operations. In addition, environmental regulations are evolving in a manner that is expected to require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees.

While from a sustainability standpoint, DLE offers several advantages compared to traditional hard rock mining, there still remain challenges, including:

•
Reinjection of brine could dilute the brine’s purity.
•
Obtaining operational and environmental permits can take time and is complex, possibly causing project delays.
•
Violating applicable laws and regulations may result in the imposition of fines and penalties, some of which may be material, as well as reputational damage. The discharge of pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge.
•
Applicable environmental laws and regulations require enhanced public disclosure and consultation.

No assurance can be given that the application of environmental laws to our business and operations, whether as a result of our activities or those of our customers, will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.

Our business is subject to hazards common to chemical and natural resource extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.

Our business is subject to general hazards faced by chemical manufacturing, fabrication, storage, and extraction businesses, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life to our employees and other personnel. In addition, the occurrence of disruptions, shutdowns or other material operating problems at our MDLE Plants installed at a customer’s site, due to any of these hazards may diminish our ability to meet our contractual obligations with those customers and achieve the desired production and output. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Geopolitical uncertainty may adversely affect our ability to deploy or place our MDLE Plants in foreign jurisdictions, which could materially and adversely affect our business, prospects and results of operations.

Our business strategy contemplates the potential deployment of our MDLE Plants in foreign jurisdictions, including in regions where political, regulatory, trade and industrial policy conditions may be volatile or difficult to predict. We may be unable to place or operate our MDLE Plants in such jurisdictions on acceptable terms, or at all, due to tariffs, embargoes, sanctions, export controls, import restrictions, foreign investment limitations, changes in mining, environmental or land use laws, local permitting requirements, licensing delays, currency controls, geopolitical conflict or other governmental actions. In addition, foreign counterparties, regulators or commercial partners may impose requirements that increase our costs, delay deployment, restrict our contractual or operational flexibility, or otherwise make a project uneconomic. If we are unable to deploy or place our MDLE Plants in foreign countries, or if projects in those jurisdictions are delayed, suspended or terminated, our ability to execute our business strategy, expand our customer base, obtain financing and generate future revenues could be materially adversely affected.

We expect that we will be dependent on one or a small group of customers for most of our revenue, and our failure to expand our customer base would have an adverse effect on our business growth and may result in changes to our business strategy.

We have not generated any revenue to date, and the entity, US Magnesium, with which we entered into a commercial scale demonstration project of our Initial MDLE Plant terminated its operations, including its use of our Initial MDLE Plant at its site in September 2024 prior to us achieving defined production targets. As a result, our lease agreement with US Magnesium was terminated and our Initial MDLE Plant was decommissioned and relocated out of US Magnesium’s site to an offsite storage facility where we are actively marketing the Initial MDLE Plant to potential customers. There are a limited number of potential customers that own or control the natural resources that would utilize our Initial MDLE Plant. Consequently, we expect that we will be highly dependent on a limited number of customers in the future. This expected concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform their respective contractual obligations could have a material adverse effect on our future results of operations and cash flow. In the event that any of our future customers experience a decline in usage of our MDLE Plant technology for any reason or decide to discontinue the use of our MDLE Plant technology, we may be compelled to lower our lease prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of customers. We are unable to predict the future level of demand for our MDLE Plant technology that will be generated by our future customers. In addition, we cannot assure that any of our future customers will not cease purchasing our proprietary technology from us. Should future customers prefer DLE technology from our competitors, significantly reduce orders, or seek price reductions in the future, any such event could have a material adverse effect on our revenue, profitability, and results of operations.

Our dependence on third-party suppliers could negatively affect our operating results.

We rely on third-party suppliers to provide components and raw materials (including lithium bearing salt brines) for our MDLE Plant. While we have not recognized any trends or experienced any major disruptions or delays related to manufacturing costs or the availability of components supplied to us by our vendors, actions taken by third-party suppliers in operating their business, as well as any disruptions to their business operations (or their supplier’s business operations), could disrupt our supply chain or operations and materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs, and damage our reputation with our future customers. Longer-term disruptions could potentially result in the permanent loss of our future customers, which could reduce our future recurring revenues and long-term profitability.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of our and our customers’, business partners’ and suppliers’ products, systems and networks and the confidentiality, availability and integrity of data on these products, systems and networks. As the perpetrators of such attacks become more capable, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems, we remain potentially vulnerable to additional known or unknown threats, and we cannot assure that the impact from such threats will not be material. In addition to existing risks, the adoption of new technologies may also increase our exposure to cybersecurity breaches and failures. Additionally, we have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our implementation of controls to protect our systems and sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced, lost or corrupted data, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Although we have experienced occasional actual or attempted breaches of our computer systems, to date we do not believe any of these breaches has had a material effect on our business, operations or reputation.

The requirements of being a reporting public company in Canada and the United States may strain our resources and divert management’s attention.

We are a reporting public company in both Canada and the United States, subject to compliance with the securities rules in both countries as well as compliance with the TSX-V stock exchange. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. These expenses could be exacerbated once we are no longer an “emerging growth company” or a “smaller reporting company” in the United States and lose the benefit of certain accommodations and exemption granted to such registrants.

Changes in laws, regulations and standards relating to corporate governance and public disclosure may increase uncertainty, legal and accounting expenses and the demands on our management and other personnel. Because many of these requirements are subject to interpretation and continue to evolve through regulatory guidance and practice, their application may remain uncertain and may require us to revise our disclosures, governance practices and compliance procedures on an ongoing basis. If our policies, procedures or disclosures are found to be inadequate or inconsistent with regulatory expectations, whether as a result of ambiguity in the applicable requirements or otherwise, we could become subject to investigations, enforcement actions, litigation or other proceedings, which could materially adversely affect our business, financial condition and results of operations.

Failure to maintain effective controls over financial reporting could have a material adverse effect on our business and share price.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. We must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which could increase our costs and may adversely affect our gross profits and our ability to achieve profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner. Any failure to identify and remediate such deficiencies could subject us to regulatory enforcement action, and materially adversely affect our share price and reputation.

In addition, the assets, liabilities, and expenses reported in the consolidated financial statements depend on varying degrees of estimates made by management. An estimate is considered a critical accounting estimate if it requires us to make assumptions about matters that are highly uncertain and if different estimates could have been used that would have a material impact. The significant areas requiring the use of management estimates relate to the valuation of inventory, useful lives of property and equipment and intangible assets and the valuation of share-based payments and Warrants issued in the Company exercisable for Common Shares. These estimates are based on historical experience and reflect certain assumptions about the future that we believe to be both reasonable and conservative. Actual results could differ from those estimates. We continually evaluate these estimates and assumptions.

Our ability to maintain effective internal controls over financial reporting and disclosure controls may be adversely affected by the limited size of our company.

As a smaller reporting company, we have a limited number of employees that are focused on our financial reporting and, as a result, we have and may in the future identify material weaknesses in our internal control over financial reporting. For example, during the year ended March 31, 2025, we identified a material weakness related to our failure to design or maintain sufficient controls over the capitalization of capital assets or the initial determination and reassessment of their useful lives. The above material weakness resulted in a material misstatement of our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2024, and as of and for the three and nine months and year ended December 31, 2025, for which we amended and restated our financial statements for the period. This material weakness was remediated as of March 31, 2026, including establishing and implementing a formal written policy governing the Company’s approach to capital asset accounting. We also implemented additional review controls and processes that require additional levels of review for material capital assets at each reporting period.

We cannot assure you that we have identified all material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act. In the future, it is possible that additional material weaknesses or significant deficiencies may be identified. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our Company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business, financial condition and results of operations and reduce our share price.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this annual report captioned “Material United States Federal Income Tax Considerations”) of our ordinary shares or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception (see the section of this annual report captioned “Material United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Status”). Depending on particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any future taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our rights.

We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of this annual report captioned “Material United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Status.”

We are dependent on a small number of key personnel, and the loss of any of them could have a disproportionate effect on our business.

Because we operate with a limited number of employees, we are highly dependent on a small group of executive officers, technical personnel and other key employees. As a result, the loss of one or more of these individuals could have a disproportionate effect on our operations, development activities and strategic plans. Our ability to replace such personnel on a timely basis may be limited, particularly given the specialized knowledge required for our business.

In addition, as an early-stage company, we may face particular difficulty in competing for experienced personnel against larger and better-capitalized companies. If we are unable to retain our current personnel or attract qualified replacements or additions, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Government Regulation

We anticipate that we are and will continue to be, subject to the authority and approvals of certain regulatory agencies, both domestically and internationally, with regard to the development, testing, manufacture, and installation of the MDLE Plant, and there can be no assurance that any required regulatory approvals may be obtained or maintained.

Mining operations and exploration activities are subject to extensive laws and regulations. Such regulations relate to production, development, exploration, exports, imports, taxes and royalties, labor standards, occupational health, waste disposal, protection, and remediation of the environment, mine decommissioning and reclamation, mine safety, toxic and radioactive substances, transportation safety and emergency response, and other matters. Compliance with such laws and regulations increases the costs of exploring, drilling, developing, constructing and operating refining and other facilities. It is possible that in the future the costs, delays and other effects associated with such laws and regulations may impact our future customers’ decisions with respect to the exploration and development of properties and, as a consequence, our decisions with respect to the deployment of the MDLE Plant. Our customers and, to the extent we have agreed to operate the MDLE Plant on behalf of our customers, we, will be required to expend significant financial and managerial resources to comply with such laws and regulations. Since legal requirements change frequently, are subject to interpretation and may be enforced in varying degrees in practice, we are unable to predict the ultimate cost of compliance with these requirements or their effect on operations. Furthermore, future changes in governments, regulations and policies and practices, such as those affecting exploration and development of the properties in which the MDLE Plant is located, could materially and adversely affect our results of operations and financial condition in a particular year and in its long-term business prospects.

We may be subject to the authority and approvals of certain regulatory agencies both domestically and internationally. The process of obtaining such approvals can be costly and time consuming, and there can be no assurance that any required regulatory approvals may be obtained or maintained. Any failure to obtain (or significant delay in obtaining) or maintain approvals could materially adversely affect our ability to market our products successfully and could therefore have a material adverse effect on our business.

Ensuring maintenance of community relations and license to operate is critical in ensuring the future success of our existing operations.

Our relationship with the host communities where we operate is critical to ensure the future success of our existing operations and the construction and development of our projects. There is an increasing level of public concern relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Certain non-governmental organizations, some of which oppose globalization and resource development, are often vocal critics of the mining industry and its practices, including the use of cyanide and other hazardous substances in processing activities. Adverse publicity generated by such non-governmental organizations or others related to extractive industries generally, or our development activities specifically, could have an adverse effect on our reputation. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our MDLE Plant, which could have a material adverse impact on our results of operations, financial condition, and prospects. While we are committed to operating in a socially responsible manner, there is no guarantee that our efforts in this respect will address these potential risks.

We may not have or be able to obtain adequate funding to complete any additional studies or other steps that regulatory authorities may impose in assessing our technology for regulatory approval.

If regulatory authorities require additional time or studies to assess the performance, reliability, and safety of our technology, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for the technology or may be unable to technically meet their requirements. Additional delays may result if any required regulatory authority/certifications recommend non-approval or restrictions on any potential approval.

Domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, broadly defined and rapidly evolving. Such regulation could directly restrict portions of our business.

As a Company incorporated in British Columbia, Canada, we are subject to diverse laws and regulations relating to data privacy and security, including the Personal Information Protection and Electronic Documents Act (Canada) (“PIPEDA”), the Personal Information Protection Act (British Columbia) (“PIPA”). The PIPEDA and the PIPA implement stringent operational requirements for controllers of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data (including, in certain circumstances for marketing and other follower engagement), more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, additional obligations when we contract third-party processors in connection with the processing of personal data, and certain restrictions when transferring personal data outside of Canada.

Failure to comply with Canadian privacy laws, including failure under the PIPEDA and the PIPA may result in significant fines on us, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. The PIPEDA and the PIPA also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of data privacy and security.

If our treatment of data, privacy practices or data security measures fail to comply with these current or future laws and regulations in any of the jurisdictions in which we collect and/or process information, we may be subject to litigation, regulatory investigations, civil or criminal enforcement, financial penalties, audits or other liabilities in such jurisdictions, or our customers may terminate their relationships with us. In addition, data protection laws, such as the PIPEDA and the PIPA, foreign court judgments or regulatory actions could affect our ability to transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside Canada.

Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our services or technology.

Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal data or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Risks Related to Intellectual Property

Patent terms may be inadequate to protect our competitive position on our core technology for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our core technology is obtained, once the patent life has expired, we may be subject to competition from competitive products and technologies. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing DLE technology similar or identical to ours. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products, and product candidates, our business and results of operations will be adversely affected.

Intellectual property rights do not necessarily address all potential threats to our business.

While we seek broad coverage under our patents for the core technology of our MDLE Plant, there is always a risk that an alteration to the core technology or process for lithium extraction may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any potentially issued patents will adequately protect our products and technology. Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether.

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations, and may not adequately protect our business, provide a lawful barrier to entry against our competitors or potential competitors or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our DLE processes or technologies, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•
others may be able to develop and/or practice DLE processes or technologies that are similar to our processes or technologies or aspects of our processes or technologies, but that are not covered by the claims of the patents that we own or control, assuming such patents have issued or do issue;
•
we or our licensees or any future strategic partners might not have been the first to conceive or reduce to practice the core technologies covered by the issued patents that we own or have exclusively licensed;
•
we or our licensees or any future strategic partners might not have been the first to file patent applications covering our core technologies;
•
others may independently develop similar or alternative processes or technologies to extract lithium or duplicate any of our processes or technologies without infringing our intellectual property rights;
•
it is possible that our pending patent applications will not lead to issued patents;
•
issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive lithium extraction processes or technologies to service our potential customers;
•
parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
•
we may not develop or in-license additional proprietary technologies that are patentable;
•
we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and
•
the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

While we have patent protection for our core technologies, such as our various types of extraction apparatuses, mobile extraction arrays, ion extraction columns, silica fouling prevention technologies, sorbents for lithium extraction, and other related technologies, we also rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how, such as the chemical structure of the selective absorption media used in our extraction columns, the exact design and interaction of the extraction columns, as well as various manufacturing and extraction processes, formulas, compositions. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies and processes on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside collaborators, researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by us, the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product that we consider proprietary. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. Further, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We do and may employ individuals who were previously employed at other material science companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims.

Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our DLE process and MDLE Plant technology. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees and could result in customers seeking other sources for the DLE technology or processes or ceasing from doing business with us.

Our ability to obtain intellectual property protection for our technology is limited. If we cannot obtain intellectual property protection for our technology our business may be negatively impacted.

Our success depends, in part, on our ability to maintain or obtain and enforce patent and other intellectual property protections for our processes and technologies and to operate without infringing upon the proprietary rights of outside parties or having outside parties circumvent the rights we own or license. We have applications and registrations in the United States and other jurisdictions, and we expect to seek additional patents and registrations in the future.

Patents provide some degree of protection for intellectual property. However, patent protection involves complex legal and factual determinations and is therefore uncertain. We cannot be assured that our patents or patent applications will be valid or will issue over prior art. Additionally, we cannot be assured that the scope of any claims granted in any patent will be commercially useful or will provide adequate protection for the technology used currently or in the future. Moreover, we cannot be certain that the creators/conceptualizers of the core technology incorporated into our MDLE Plan were the first inventors of the DLE processes covered by our patents and patent applications or that they were the first to file. Accordingly, it cannot be assured that our patents will be valid or will afford protection against competitors with similar technology or processes. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information. Monitoring unauthorized use of confidential information is difficult and we cannot be certain the steps taken to prevent unauthorized use of confidential information will be effective. In addition, the laws governing patent protection continue to evolve and are different from one country to another, all of which causes further uncertainty in the usefulness of a patent. In addition, issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or may be unenforceable so that our patent rights would not create an effective competitive barrier. We also rely upon unpatented proprietary manufacturing expertise, innovation and other trade secrets and know-how to develop and maintain our competitive position. In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technologies security systems or other theft.

Moreover, the laws of some countries may not protect our proprietary rights to the same extent, as do the laws of the United States. There are also countries in which we intend to sell or lease our technology, but have no patents or pending patent applications, or trademark registrations. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which there is no intellectual property protection. If we are not able to adequately protect our intellectual property and proprietary technology, our competitive position, future business prospects and financial performance may be adversely affected. Unpatented trade secrets, technological innovation and confidential know-how are important to our success. Although protection is sought for proprietary information through confidentiality agreements and other appropriate means, these measures may not effectively prevent disclosure of proprietary information, may not provide meaningful protection for our trade secrets and proprietary manufacturing expertise, may not provide us with adequate remedies in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise, and it cannot be assured that others will not independently develop the same or similar information or gain access to the same or similar information. In view of these factors, our intellectual property positions have a degree of uncertainty. Setbacks in these areas could negatively affect our ability to compete and materially and adversely affect our business, financial condition, and results of operations.

If we infringe the intellectual property rights of others, we may be required to cease operations related to infringement in some markets and our business may be negatively affected.

Our commercial success depends, in part, upon not infringing or violating intellectual property rights owned by others. The markets in which we intend to compete has participants that own, or claim to own, intellectual property. We cannot determine with certainty whether any existing outside-party patents, or the issuance of any new outside-party patents, would require us to alter our technologies, obtain licenses or cease certain activities.

We may in the future receive claims from outside parties asserting infringement and other related claims. Litigation may be necessary to determine the scope, enforceability, and validity of outside-party intellectual property rights or to protect, maintain and enforce our intellectual property rights. Some of our competitors have, or are affiliated with companies having, substantially greater resources, and these competitors may be able to sustain the costs of complex intellectual litigation to a greater degree and for longer periods than we can. Regardless of whether claims that it is infringing or violating patents or other intellectual property rights have any merit, those claims could:

•
adversely affect our relationships with future customers who utilize our technology;
•
adversely affect our reputation with potential customers;
•
be time-consuming and expensive to evaluate and defend;
•
divert management’s attention and resources;
•
subject us to significant liabilities and damages;
•
require us to enter into royalty or licensing agreements; or
•
require us to cease certain activities, including the sale or lease of our technology.

If it is determined that we have infringed, violated or is infringing or violating a patent or the intellectual property right of any other person or if we are found liable in respect of any other related claim, then, in addition to being liable for potentially substantial damages, we may be prohibited from developing, using, distributing, selling or commercializing certain technologies unless it obtains a license from the holder of the patent or other intellectual property right. We cannot assure that we will be able to obtain any such license on a timely basis or on commercially favorable terms, or that any such licenses will be available, or that workarounds will be feasible and cost-efficient. If we do not obtain such a license or find a cost-efficient workaround, our business, operating results and financial condition may be materially affected, and we may be required to cease related business operations in some markets and restructure our business to focus on our continuing operations in other markets.

Risks Relating to Our Common Shares

Our Common Shares is currently thinly traded on the TSX Venture Exchange and on OTCQB and the public price for our Common Shares is volatile. We can offer no assurance that an active trading market for our Common Shares will develop or that the public price of our Common Shares will become less volatile.

An active market for our shares of Common Shares may never develop. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of Common Shares. An inactive market may also impair our ability to raise capital by selling our shares of Common Shares, our ability to motivate our employees through future equity incentive awards and our ability to acquire other companies, products or technologies by using our shares of Common Shares as consideration. We can offer no assurance that the public price of our Common Shares will cease to be volatile, as there are many factors which affect the public price which are beyond our control. These factors include, without limitation:

•
the number of shares of our Common Shares publicly owned and available for trading;
•
overall performance of the equity markets and/or publicly-listed companies that offer DLE;
•
changes in the financial projections we provide to the public or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•
any major change in our Board, management, or key personnel;
•
the economy as a whole and market conditions in our industry;
•
rumors and market speculation involving us or other companies in our industry;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business, in the U.S. or globally;

•
other events or factors, including those resulting from war, incidents of terrorism, or responses to these events and
•
sales or expected sales of our Common Shares by us and our officers, directors, and principal shareholders.

The market price of the Common Shares is volatile and may not accurately reflect the long-term value of the Company.

Securities markets have a high level of price and volume volatility, and the market price of securities of many companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors included macroeconomic developments in North America and globally, and market perceptions of the attractiveness of particular industries. The price of the Common Shares is also likely to be significantly affected by changes in the financial condition or results of operations as reflected in our financial reports. If an active market for the Common Shares does not continue, the liquidity of an investor’s investment may be limited and the price of the Common Shares may decline below the price at which such Common Shares were purchased. If an active market does not continue, investors may lose their entire investment in the Common Shares. As a result of any of these factors, the market price of the Common Shares at any given point in time may not accurately reflect the long-term value of the Company.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to us will make our Common Shares less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the U.S. Exchange Act, as well as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act”. Accordingly, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, such as, but not limited to, not exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting, exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about our audit and the financial statements (auditor discussion and analysis) (for so long as we are an emerging growth company), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result of the foregoing, the information that we provide shareholders may be different than what is available with respect to other public companies (other than, in some cases, smaller reporting companies).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the U.S. Securities Act for complying with new or revised accounting standards. We plan to elect to use the extended period for compliance and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates.

For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our stock price may be more volatile.

As a pre-revenue company, we expect to fund our operations with equity offerings, including common shares and warrants, until we can generate sufficient cash from operations to support the business. In connection with these equity offerings, shareholders may experience immediate dilution and, as a result, our share price may decline.

The current financing environment in the United States, particularly for early-stage development companies and for DLE companies like us, is exceptionally challenging. Consequently, we expect to fund our operations with equity offerings, including common shares and warrants, until we can generate sufficient cash from operations to support the business. As a result, we expect that, from time-to-time, we will sell additional Common Shares at a discount from the existing trading price of our Common Shares. Consequently, our shareholders would experience immediate dilution upon the sale of any of our Common Shares at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of Common Shares, warrants and/or debt securities. If we issue Common Shares or securities convertible into Common Shares, our shareholders would experience additional dilution and, as a result, our share price may decline and we can provide no assurances as to when such an environment may improvement.

We have outstanding warrants and options. Conversions of these securities could result in substantial dilution of our Common Shares and may cause a decline in our market price. Our Board of Directors may seek to change the number of authorized shares in the future, may seek to adjust the number of shares issued or issuable upon the exercise of warrants, may choose to reduce the exercise price of any outstanding warrants and may choose to issue shares to acquire businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of market price of the outstanding Common Shares. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership of current shareholders.

Our Warrants are not currently traded and our Common Shares may become thinly traded and investors may be unable to sell at or near ask prices, or at all, and may lose some or all of their investment.

We cannot predict the extent to which an active public market for trading our Common Shares will be sustained or if an active trading market for our Warrants will be developed. The trading volume of our Common Shares may be sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our Common Shares at or near bid prices at certain given times may be relatively small or non-existent. Furthermore, our Warrants are not currently traded and given there is no active trading for the Warrants, that may make it more difficult to sell the Warrants resulting in lack of liquidity. All of this, could consequently result in our Common Shares and Warrants being less attractive, causing our overall stock price to be more volatile.

This situation is attributable to a number of factors, including the fact that we are a small company, which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volumes. Even if we came to the attention of such persons, those persons may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our Common Shares will develop or be sustained.

Additionally, there is no guarantee that an investment in our Common Shares will earn any positive return in the short or long term. A purchase of our Common Shares involves a high degree of risk and should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in our Common Shares is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.

Our Common Shares are considered a “penny stock,” and is thereby subject to additional sale and trading regulations that may make it more difficult to sell. Further, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Our Common Shares are considered a “penny stock” as defined in Rule 3a51-1 promulgated by the SEC under the U.S. Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth (x) the basis on which the broker or dealer made the suitability determination and (y) the fact that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our Common Shares are subject to the penny stock rules, it may be more difficult to sell the Common Shares. Further, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include but are not limited to: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats affecting the information systems we own or use. Our information systems are cloud-based and delivered through software-as-a-service platforms. We rely on third-party providers for system availability, security, data backup, and related services.

Our cybersecurity program is supported by an outsourced information technology service provider, which assists with user account administration, security monitoring, and general IT maintenance, in coordination with senior management. Cybersecurity risks are considered through management’s oversight of IT operations and periodic risk assessment activities, including assessments performed in connection with cybersecurity insurance renewals.

Incident Assessment and Response

Our cybersecurity processes include monitoring and detection activities, procedures to assess the nature and potential impact of cybersecurity events, escalation protocols for senior management and the Board of Directors where appropriate, and incident response procedures intended to support containment, recovery, and communications. If management determines that a cybersecurity incident is material, the incident would be escalated to executive management and the Board, and the company would make public disclosure as required by applicable SEC or Canadian rules and regulations.

Third-Party Risk Management

We use third-party service providers to support key functions, including cloud-based enterprise systems and hosted platforms. We perform diligence when selecting critical service providers and review available SOC reports or other security attestations where applicable. We have not implemented a formal third-party IT vendor risk management framework, but management relies on contractual commitments, available third-party attestations, and oversight by our outsourced IT provider to help manage cybersecurity risks associated with these providers.

Governance

The Board of Directors oversees cybersecurity risk as part of its broader risk oversight responsibilities. Senior management is responsible for oversight of the cybersecurity risk management program and coordination with third-party service providers supporting IT and cybersecurity functions.

Material Incidents

We have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Item 2. Properties.

We lease our principal executive offices, which are located at 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

Item 3. Legal Proceedings.

In the ordinary course of business, we may be subject to certain contingent liabilities with respect to existing or potential claims, lawsuits, and other proceedings, including those involving tax, social security, labor lawsuits and other matters.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Shares, no par value are listed on the TSX Venture Exchange under the symbol “IBAT” and on the OTCQB under the symbol “IBATF.” As of May 30, 2026, there were approximately 103 shareholders of record of our Common Shares. We have a significant number of beneficial shareholders or shareholders whose shares are held in “street name,” where such shares are held by a broker or other nominee, and therefore the actual number of shareholders is considerably greater than the number of shareholders of record.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our Common shares. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Class of Security	High	Low
Quarter ending:
June 30, 2025	$0.6050	$0.2238
September 30, 2025	$0.3657	$0.1500
December 31, 2025	$0.3062	$0.0954
March 31, 2026	$0.1800	$0.0850

Recent Sales of Unregistered Securities

The following information represents securities sold by us during the year ended March 31, 2026, which were not registered under the Securities Act. Each of the transactions below were completed prior to us becoming subject to compliance under the Exchange Act and therefore were not previously reported on a Current Report on Form 8-K. In addition to the transactions listed below, please refer to our Current Report on Form 8-K filed on February 23, 2026 for additional sales of unregistered securities.

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

Securities Authorized for Issuance under Comp Plans

Class of Security	Securities Issuable Upon Exercise of Outstanding Awards	Weighted-Average Exercise Price	Securities Remaining Available of Future Issuances
Rolling 10% Incentive Share Option Plan	1,300,000	$0.63	—
Amended and Restated Restricted Unit Plan	6,366,667	—	—
2025 Omnibus Equity Incentive Plan	19,740,168	—	34,954,493
Total	27,406,835	$0.63	34,954,493

On December 17, 2025, the Company’s shareholder adopted the 2025 Omnibus Equity Incentive Plan and the Rolling 10% Incentive Share Option Plan and the Amended and Restated Restricted Unit Plan were terminated.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and the related notes thereto (“Financial Statements”) in Item 1 and the Special Note Regarding Forward-Looking Statements later in this Item 7. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “CAD$” are to the currency of Canada. Percentages may not recompute due to rounding. You should review the “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Overview

We are an advanced technology and manufacturing company focused on exploiting our proprietary and patented technology used in our modular direct lithium extraction plants, or MDLE Plants, to assist owners of lithium brine deposits to extract lithium chloride at sufficient concentration and purity to economically facilitate the production of Lithium Carbonate, an integral component in the manufacture of batteries. Our proprietary and patented MDLE Plant is (1) modular, meaning it can be deployed and then redeployed at a different brine deposit when the resource source is spent and (2) scalable, meaning the component-driven system can specifically configure valves, pumps, our proprietary columns and media and many other pieces to customize the plant to a customer’s requirements based on the needs and resource concentration and that multiple MDLE Plants can be linked together based on the characteristics of the resource location. In addition, our proprietary absorption extraction process is designed to be an environmentally responsible, low-cost method of producing high-quality commercial grade lithium chloride to be converted into Lithium based products.

We believe our MDLE Plants can be utilized by owners on a variety of different brine deposits including, (i) salar or salt lake brine deposits, such as those found in the Lithium Triangle of Argentina, Chile and Bolivia, (ii) brine reservoirs in the US and Canada, including in the US states of North Dakota, Wyoming, Utah, Nevada, Oklahoma, Pennsylvania, Arkansas and Texas (including the Smackover geological formation found in Arkansas and Texas), and (iii) any other naturally occurring lithium brine deposits around the world. In addition, we plan to market our technology to industrial customers who have lithium rich brine by-products from their operations. While our Initial MDLE Plant was initially designed for potential customers in the Lithium Triangle, we believe that the US owners of brine reservoirs, especially within the Smackover geological formation in Arkansas and Texas, are currently best positioned to benefit from our existing MDLE Plant. Consequently, we are actively marketing our Initial MDLE Plant and our technology to US owners of brine reservoirs and anticipate that we will need to spend approximately between $2.0 million and $12.0 million to customize the Initial MDLE Plant to meet the needs of this initial customer depending on the reservoir’s lithium concentration and purity. We have not yet delivered MDLE Plants nor licensed our technology to customers and are therefore a pre-revenue company.

Our strategy is to deploy our Initial MDLE Plant and continue to build upon our proprietary DLE technology developed by Dr. Burba to develop and deploy additional MDLE plants. We believe that our advanced brine extraction technologies and methodologies for selective mineral extraction is less capital intensive and a more environmentally responsible approach compared to traditional lithium extraction processes of hard rock mining and solar evaporation. We believe that this approach is environmentally sustainable because our process does not deconstruct land structures as is the case from hard rock mining nor does it waste precious water as is the case in solar evaporation. Instead, our technology is designed to extract the desired lithium chloride from subsurface brine and typically re-injects the spent or used brine into the aquifer to maintain pressure after lithium extraction.

We are currently in the preliminary stages of researching and developing the media and design for the next generation of our MDLE Plant Technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production. We have recently purchased two larger diameter columns and are currently conducting laboratory and field studies to determine the optimal process for utilizing these columns. We currently estimate that the cost for instrumentation and engineering related to the next generation module and columns of the MDLE Plant will be approximately $500,000 with an additional estimated $250,000 relating to the construction and testing of the larger diameter columns.

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

Results of Operations

Year ended March 31, 2026, as compared to the year ended March 31, 2025

The operating results for the years ended March 31, 2026 and 2025, are summarized as follows (in thousands):

	Year Ended March 31,
	2026	2025
REVENUE
Service	$164	$-
Reimbursable	-	871
Total revenue	164	871
COST OF REVENUE
Gross margin	130	871
OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	2,078	3,533
Selling, general and administrative expenses, excluding depreciation	8,460	9,042
Reimbursable	-	871
Amortization of intangible assets	1,076	1,076
Depreciation	2,009	1,552
Operating loss	(13,493)	(15,203)
Bad debt expense	-	(502)
Excess fair value of warrants over private placement proceeds	(439)	(1,040)
Gain/Loss on warrants modification	(2,442)	-
Change in fair value of warrant liability	16,493	13,229
Other income	3	-
Net income (loss)	$122	$(3,516)

Revenue

For the year ended March 31, 2026, we generated $0.2 million of testing revenue on brine content for potential customers. For the comparative period ended March 31, 2025, we generated revenue of $0.9 million associated with the incurring reimbursable costs during the start-up of the MDLE Plant.

Operating Cost

For the year ended March 31, 2026, we incurred operating costs of $2.1 million consisting of salaries, maintenance related to the Initial MDLE Plant, and research and development costs. In comparison, during the year ended March 31, 2025, the Company incurred operating costs of $3.5 million, which consisted of the cost of providing onsite personnel, travel and housing costs, materials and supplies during the commissioning and start-up of the MDLE Plant.

Selling, General And Administrative Expenses

The major components of selling, general and administrative expenses for the year ended March 31, 2026 and March 31, 2025, are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Compensation expense	$4,051	$2,310
Share-based compensation	959	1,752
Professional fees	1,367	1,412
Legal fees	992	2,017
Engineering	103	11
Rent and miscellaneous office	651	808
Other	337	732
	$8,460	$9,042

Compensation expense increased compared to the prior year period primarily due to severance costs related to former employees. Additionally, we hired permanent employees to reduce the use of outside consultants.

Share-based compensation decreased as compared to the prior year period as a result of the cancellation of a large number of options and restricted stock units during the year ended March 31, 2026, which resulted in a negative expense during the period as the Company recognized a benefit.

Professional fees remained consistent compared to the prior year period.

Legal fees decreased as compared to the prior year period due to an overall effort to consolidate our usage of outside counsel. Included in this effort, we reduced our legal fees related to intellectual property, compliance, and general legal advice was reduced in the current year as compared to the prior year.

Rent and miscellaneous office costs decreased compared to the prior year period due to reduced overall costs at our Plano office including utilities and insurance and other miscellaneous costs.

Other expenses decreased as compared to the prior year period primarily due decreased costs associated with legal settlements, as well as a reduction in travel, public relations, consulting and transfer agent related costs from prior year.

Excess Fair Value of Warrants over Private Placement Proceeds

For the year ended March 31, 2026, the Company estimated the fair value of warrants during the year and recorded an expense of approximately $0.4 million for excess of fair value of warrants over private placement proceeds. For the year ended March 31, 2025, the Company estimated the fair value of warrants issued during the year and recorded an expense of approximately $1.0 million for excess of fair value of warrants over private placement proceeds.

Gain/Loss on Warrants Modification

For the year ended March 31, 2026, the Company modified certain of its warrants which led to a loss of $2.4 million. For the year ended March 31, 2025, the Company did not have any modifications of the warrants which led to a gain or loss.

Changes in Fair Value of Warrant Liability

The Company values the outstanding warrant liabilities at each balance sheet date based on the Black-Scholes option pricing model. Any change in the fair value of the warrants is recognized as a change in fair value of warrant liability in the consolidated statement of loss. During the year ended March 31, 2026, the Company recognized a gain of approximately $16.5 million as compared to a gain of approximately $13.2 million for the year ended March 31, 2025, for the change in fair value of warrant liability during the period. The primary reason for the decrease in the warrant liability valuation was the change in our stock price.

Liquidity and Capital Resources

As of March 31, 2026, we had an accumulated deficit of approximately $39.4 million and a working capital of approximately $9.2 million, primarily arising from four private placements totaling $9.0 million.

As of fiscal year ended March 31, 2025, we had an accumulated deficit of approximately $39.6 million and a working capital of approximately $9.9 million, primarily arising from a $7.6 million private placement that funded on March 31, 2025.

As previously discussed, our Initial MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates of approximately 300 gallons per minute of brine to efficiently recover lithium. However, the Initial MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our Initial MDLE Plant at naturally occurring brine reservoirs in the U.S, or internationally, which have brine concentrations in the range of 250 to as high as 800 ppm, although brine concentrations in the Smackover play in Texas and Arkansas are generally estimated to be between 200 and 600 ppm based on publicly published recent brine resource lithium concentrations by a number of resource owners. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we anticipate that we will need to spend approximately between $2.0 million and $12.0 million for customizations, which would include adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the Initial MDLE Plant’s capacity. Management estimates that the full range of customizations at a cost of approximately between $2.0 and $12.0 million could increase the MDLE Plant’s throughput to approximately 480 gallons per minute and have production capacity of approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis, based on a 400 ppm brine stream. The cash we have on hand as of March 31, 2026 will not be sufficient to fund these expenditures. We will have to raise additional funds from current or new investors to fund the modifications to the Initial MDLE Plant to allow us to fully recover the current amounts capitalized on our balance sheet.

Encompass Private Placement

On July 20, 2025, the Company entered into binding subscription agreements (“Encompass Subscription Agreements”) with Encompass for the purchase of up to 25,765,259 units (the “2025 Encompass Units”) at a price of CAD$0.26625 per unit (USD$0.19406 per unit) (the “2025 Encompass Offering”). Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation, to purchase up to $2.0 million of additional 2025 Encompass Units of the Company, at any time on or before March 31, 2026. The closing of the 2025 Encompass Offering occurred on August 5, 2025, for gross proceeds to the Company of $5.0 million. As of March 31, 2026, Encompass did not elect to exercise its right to purchase an additional $2.0 million of additional 2025 Encompass Units.

EV Metals Private Placement

On February 28, 2025, the Company entered the 2025 Letter Agreement (the “2025 Letter Agreement”) with EV Metals, a company controlled by Jacob Warnock, a director of the Company, agreeing to the principal terms and conditions upon which EV Metals, directly or through one or more of its subsidiaries or affiliates, has the option but not the obligation to purchase, in one or more transactions, up to $15.0 million of units (the “2025 EV Metals Offering”), which each unit (the “2025 EV Metals Units”) consisting of one Common Share and one warrant to purchase a Common Share. On March 2, 2025, two entities controlled by EV Metals, EV Metals 7 LLC and EV Metals VI LLC, entered into binding subscription agreements for the purchase of a portion of the 2025 EV Metals Units. The first issuance under the 2025 Letter Agreement occurred on March 31, 2025 for gross proceeds of $7.55 million and the second issuance under the 2025 Letter Agreement occurred on April 11, 2025 for gross proceeds of $679,000. In connection with the two issuances, EV Metals 7 LLC acquired a total of 27,739,348 2025 EV Metals Units (25,393,475 in the first issuance and 2,345,873 in the second issuance) and EV Metals VI LLC acquired 690,979 2025 EV Metal Units. The pricing of the first and second issuance of the 2025 EV Metals Units was CAD$0.4168 per unit (USD$0.2894 per unit). Each warrant issued in the first and second issuance entitles the holder to purchase one Common Share at a price of CAD$0.51.

On October 30, 2025, the Company and EV Metals came to an agreement for a third issuance under the 2025 Letter Agreement for EV Metals to acquire an additional 12,464,000 2025 EV Metals Units priced at $0.16 per unit (CAD$0.255) for gross proceeds to the Company of $2.0 million. Each warrant issued in the third issuance entitles the holder to purchase one Common Share at a price of CAD$0.30.

On February 23, 2026, the Company and EV Metals 9 LLC (“EV Metals 9”), a company controlled by Jacob Warnock, a director of the Company, came to an agreement for a fourth issuances under the 2025 EV Metals Letter Agreement for EV Metals 9 to purchase 26,427,053 units ("EV Metals 9 Offering") priced at $0.08 per unit (CAD$0.104) for gross proceeds to the Company of $2.0 million. Each Warrant, issued in the fourth issuance entitles the holder to purchase one Common Share at a price of CAD$0.14.

On April 29, 2026, the Company and EV Metals 9 came to an agreement for the fifth issuance under the 2025 EV Metals Letter Agreement for EV Metals 9 to purchase 34,315,465 units priced at $0.08 per unit (CAD$0.109) for gross proceeds to the Company of $2.8 million. Each Warrant issued in the fifth issuance, entitles the holder to purchase one Common Share at a price of CAD$0.148.

The pricing of the 2025 EV Metals Units in each of the five issuances under the 2025 Letter Agreement was based on the five-day trading average of the Common Shares on the TSXV for the applicable tranche less a discount of 25% (the maximum allowable discount permitted by the rules of the TSXV). The warrants included in the 2025 EV Metals Units will have a term of four years from date of issuance and will entitle the holders to purchase a Common Share at an exercise price equal to the closing price of the Common Shares on the TSXV as of the date immediately preceding the date of the news release announcing the respective issuance of the 2025 EV Metals Offering. In connection with the each issuance of the 2025 EV Metals Units, the Company paid structuring fees of 5% of the gross proceeds to Mr. Warnock, for an aggregate of $0.8 million. Upon the fifth issuance, all amounts issuable under the 2025 Letter Agreement have been issued.

Based on the completion of the of the EV Metals 9 Offering in April 2026 and cash on hand as of March 31, 2026, we currently believe that we have sufficient cash to meet our current financial commitments for the next twelve months assuming we do not upgrade our Initial MDLE Plant. However, we continue to incur operating losses and negative cash flows and therefore will need to continue to rely on private placements to support the Company’s operations until we have entered into an agreement for the placement of the Initial

MDLE Plant at terms that will generate revenues in excess of our current operating costs. The Company has not made any adjustments to the carrying value of the Company’s assets or liabilities which would be necessary in the event that the Company is unable to continue as a going-concern.

Summary of Cash Flows

The cash flows for the year ended March 31, 2026, and 2025, are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Cash used in operating activities	$(9,667)	$(13,455)
Cash used in investing activities	(401)	(1,328)
Cash provided by financing activities	8,518	24,494
Net change in cash	$(1,550)	$9,711

Operating Activities

Cash used in operating activities for the year ended March 31, 2026 was approximately $9.7 million as compared to $13.5 million for the year ended March 31, 2025. The decrease compared to prior year is mostly due to higher operating expenses in the year ended March 31, 2025 incurred in connection with the commissioning and running the Initial MDLE Plant.

Investing Activities

Cash used in investing activities for the year ended March 31, 2026 decreased compared to the year ended March 31, 2025 because we completed the majority of the purchases related to the Initial MDLE Plant build-out in the prior year and our purchase of equipment was limited in the current year.

Financing Activities

Cash provided by financing activities for the year ended March 31, 2026 decreased compared to prior year period, as we raised net proceeds of $8.5 million for the proceeds of private placements during the year ended March 31, 2026 as compared to $24.5 million for the year ended March 31, 2025.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with United States Generally Accepted Accounting Practice (“US GAAP”) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. However, actual outcomes can differ from these estimates.

Judgment, estimates and assumptions where there is significant risk of material adjustments to assets and liabilities in future accounting periods are outlined below:

We have determined that intangible asset costs incurred which were capitalized have future economic benefits and will be economically recoverable. Management uses several criteria in its assessments of economic recoverability and probability of future economic benefits including anticipated cash flows and estimated economic life. The amortization expense related to intangible assets is determined using estimates relating to the useful life of the intangible asset.

We evaluate our fixed assets, primarily the Initial MDLE Plant, for indicators of impairment as they become apparent. If indicators of impairment are evident, we will evaluate the future cash flows of the asset, or assets, for recovery. Furthermore, many of the estimates to determine future cash flow are based on management making assumptions based on estimates and limited public information and therefore are subject to risks that such assumptions may not be accurate. Based on our analysis as of March 31, 2026, we have not identified indicators of impairment that would cause us to evaluate future cash flows of the Initial MDLE Plant.

The functional currency for us and our subsidiaries is the currency of the primary economic environment in which the entity operates. Determination of the functional currency involves certain judgments to determine the primary economic environment and we reconsider the functional currency of our entities if there is a change in events and conditions which determined the primary economic environment. We have determined that our functional currency is the United States dollar.

The evaluation of the fair value of financial instruments, including the Company’s warrants, certain restricted stock units, and options to purchase Common Shares requires judgment in selecting the appropriate methodologies and models, and evaluating the ranges of assumptions and financial inputs to calculate estimates of fair value.

These consolidated financial statements have been prepared on a basis which assumes we will continue to operate for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of operations. In assessing whether this assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period. This assessment is based upon planned actions that may or may not occur for a number of reasons including the Company’s own resources and external market conditions.

Critical accounting policies are disclosed in the Company’s annual audited consolidated financial statements for the fiscal year ended March 31, 2026.

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

Accounting Policies

A detailed summary of all the Company’s significant accounting policies is included in Note 3 to the audited consolidated financial statements for the year ended March 31, 2026, found in this Form 10-K.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Recent Accounting Pronouncements included in “Part II, Item 8. Financial Statements and Supplementary Data—Note 2 — Summary of Significant Accounting Policies”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have not entered into any market risk sensitive instruments for trading purposes. We are exposed to market risks in the ordinary course of business including fluctuations in interest rates and commodity prices, which can affect our operating, investing, and financing activities.

Item 8. Financial Statements and Supplementary Data.

The consolidated financials are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, respectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) none

Special Note Regarding Forward-Looking Statements

Certain information contained in this annual report, including information regarding future financial and operational performance and plans, targets, aspirations, expectations, and objectives of management, constitute forward-looking statements within the meaning of the Section 21E of the Exchange Act and forward-looking information within the meaning of and Canadian provincial and territorial securities laws. We refer to all of these as forward-looking statements. Forward-looking statements are forward-looking in nature and, accordingly, are subject to risks and uncertainties. All statements other than statements of historical fact included in this annual report regarding the prospects of the Company’s industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects,” “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” “will,” “be taken,” “occur,” “be achieved,” or the negative of these terms or variations of them or similar terms and include, without limitation, statements regarding our expectations or beliefs regarding:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director and Executive Officers Biographies

The following table sets forth our directors and executive officers as of the date of this annual report and their respective positions.

Name	Age	Position
Joseph A. Mills	66	Chief Executive Officer, Director
Michael Rutledge	56	Chief Financial Officer
Dr. John Burba	74	Chief Technology Officer, Founder and Chairman
James Garrett Galloway	39	Senior Vice President of Corporate Development
Norma Garcia	59	General Counsel, Corporate Secretary
James Schultz	67	Director
Keith Solar	66	Director
John Souther	41	Director
Jacob Warnock	41	Director

Joseph A. Mills, Chief Executive Officer, Director

Mr. Mills joined us as Chief Executive Officer and member of the Board in April 2025. Prior to joining us, Mr. Mills served as Chief Executive Officer of Samson Resources II, LLC, a privately held E&P company, from March 2017 to May 2021 and from September 2023 to April 2025, and still currently serves as the Chief Executive Officer of Samson Resources II, LLC and serves as a member of its board of directors since March 2017. From August 2024 to January 2025, Mr. Mills served as the Interim CEO and President of Talos Energy Company, the 4th largest deepwater Gulf of Mexico Operator where he also served as a member of the Board of Directors from March 2024 to January 2025. From 2018 to 2019, Mr. Mills served as the Executive Chairman, PEO and member of the Board of Directors of Roan Resources Company, a NYSE publicly traded upstream company, where he successfully reduced the spend rate, improved drilling results and ultimately led the Company through a Strategic Evaluation which resulted in the sale of the company for $1.0 billion cash to Citizens Energy. Prior to that, Mr. Mills served as the Chief Executive Officer and Chairman of the Board of Eagle Rock Energy Partners, L.P., a NASDAQ publicly traded midstream / upstream MLP from 2007 until its merger with Vanguard Natural Resources in October 2015. Mr. Mills began his career with Sonat Exploration where during his 18-year tenure served as the Vice President and Business Unit Manager of the Gulf of Mexico Business Unit and Mid-Continent Business Unit. Mr. Mills is a graduate of the University of Houston with an MBA in Finance and the University of Texas with a BBA in Petroleum Land Management.

Mr. Mills brings to the board his extensive experience and expertise in creating, building and leading oil & gas Upstream, Midstream and Mineral businesses and vast public company knowledge and leadership experience having held various leadership and board positions in public companies, including CEO, president, chairman of the board and audit committee chair.

Michael Rutledge, Chief Financial Officer

Mr. Rutledge joined us as our Interim Chief Financial Officer in March 2025 and then as our Chief Financial Officer in June 2025. From September 2021 to October 2024, Mr. Rutledge served as Chief Financial Officer, President of ADDvantage Technologies Group. From 2015 to 2020, Mr. Rutledge served as Vice President, Finance at SomnoMed Group prior to spending two years as the Chief Financial Officer at BG Staffing, where he played a key role in taking the company public and raising $16 million. Prior to that. he spent three years as Vice President of Finance with Cantel Medical Corporation, a publicly owned manufacturer of medical products, which acquired Byrne Medical, Inc., where he was the Chief Financial Officer. He joined Byrne Medical from N.F. Smith & Associates, a privately owned distributor of electronic components, where he spent four years as the Chief Financial Officer. Mr. Rutledge began his career at Ernst & Young, where he spent 12 years ultimately as Senior Audit Manager and was involved in several IPOs. Mr. Rutledge is a CPA in the State of Texas and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Dr. John Burba, Chief Technology Officer and Chairman

Dr. Burba joined us in 2018 in connection with our acquisition of NAL and SAL which he founded in 2016. Dr. Burba served as our Chief Executive Officer from 2018 until December 2022, our Chief Technology Officer from 2018 through present and a member of our Board since 2018. In November 2024, Dr. Burba was appointed as Chairman of the Board. Dr. Burba is a physical chemist and has deep experience in lithium and other mineral extraction technologies and created the patents upon which our current technology is based. He has more than 40-years of experience working on a number of lithium brine projects in North and South America, notably with Dow Chemical Co., FMC Corp., and Chemtura Corp. Dr. Burba served as CEO of Simbol Materials, a company focused on the recovery of lithium from geothermal brines in Southern California from 2013 to 2016. Under his leadership, Simbol Materials successfully developed a proprietary process capable of producing low cost, high-purity lithium products from brines that were previously believed to be too high in contaminants to be economically processed. Prior to that, Dr. Burba served as Chief Technology

Officer and Executive Vice President of Molycorp Inc. since December 2009, where he was instrumental in identifying and developing numerous rare earths technologies as part for the Project Phoenix re-development of the Mountain Pass facilities. Dr. Burba received a Bachelor of Science in Chemistry and completed doctoral studies in Physical Chemistry at Baylor University.

As the founder and creator of IBAT’s technology and innovative system, Dr. Burba brings to the Board his extensive experience and expertise in lithium extraction, garnered over a more than 40-year career.

James Garrett Galloway, Senior Vice President of Business Development

Mr. Galloway serves as our Senior Vice President of Business Development since May 2025. He has over 15 years of experience in the energy industry including multiple finance positions, mergers and acquisitions, complex transactions, and debt and equity capital markets. Prior to IBAT, Mr. Galloway was Vice President of Finance at QuarterNorth Energy, where he worked in various roles from August 2021 until May 2024 and played a key role in establishing the Company's strategy and its successful divestiture to Talos Energy (NYSE: TALO), which ultimately returned approximately $1.9 billion in capital to shareholders. Prior to that, he served in various finance and corporate roles at Fieldwood Energy LLC from August 2013 until August 2021. Prior experience includes increasing finance and corporate roles at Midstates Petroleum and Dynamic Offshore Resources. He began his career in the energy group of BOK Financial focused on reserved based lending and corporate banking needs of upstream oil and gas clients. Mr. Galloway has a bachelor's degree in business and finance from the University of Alabama.

Norma Garcia, General Counsel and Corporate Secretary

Ms. Garcia serves as our General Counsel and Corporate Secretary since November 2024. She has over 20 years of extensive legal and executive leadership experience with publicly traded companies, having held senior roles overseeing corporate governance, human resources, risk management, and contract management. Her background includes serving as General Counsel, Corporate Secretary and Chief Human Resource Officer with Stryve Foods (NASDAQ: SNAX), Vice President and Assistant General Counsel with oversight of legal, compliance, employment, and risk management matters with Rent-A-Center (NASDAQ: UPBD), and Assistant General Counsel at WalMart (NYSE: WMT), where she managed compliance, litigation, real estate, and labor and employment issues. She began her legal career as an Assistant District Attorney in Texas, where she served as Chief of Domestic Violence and prosecuted numerous jury trials. Ms. Garcia received her Juris Doctor degree from Oklahoma City University School of Law.

Jacob Warnock, Director

Mr. Warnock joined the Board in February 2024 as the nominee of EV Metals in connection with the Company’s February 2024 financing transaction. He currently serves as Chief Executive Officer of Silver Creek Resources, LLC, a company specializing in mineral and royalty acquisitions of high-growth oil and gas rights in top-tier U.S. basins. Since 2020, he has overseen operations and acquisitions in the Eagle Ford and Haynesville Shale.

Previously, Mr. Warnock was the Managing Partner of Delago Resources, LLC, a Texas-based upstream oil and gas company focused on acquiring and developing oil and gas reserves. In 2019, he played a pivotal role in the successful $185 million sale of Delago’s assets to Marathon Oil. Over the last five years, he has directed the acquisition of more than $100 million in mineral interests across Texas and Louisiana, particularly in the Haynesville and Eagle Ford shale. A seasoned investor in the energy and infrastructure space, Mr. Warnock is also an active investor in emerging companies and startups, including Fermi America. His anchor investment and strategic involvement propelled the company’s rapid early-stage growth and contributed to its successful dual listing on both the Nasdaq and the London Stock Exchange. A serial entrepreneur, Mr. Warnock currently manages 18 companies and brings more than 20 years of experience founding and leading upstream oil and gas enterprises, as well as structuring and operating multiple joint ventures across several U.S. basins. He holds a Bachelor of Science in Business Management from Midwestern State University.

Mr. Warnock brings to the Board expertise in leasing, curative, permitting, surface operations, facility construction, pipelines, negotiations and strategic exits.

James Schultz, Director

Mr. Schultz joined us as a director in October 2024. Mr. Schultz founded Open Prairie Ventures, Inc. in 1999, a private capital management company, and has served as its Chairman and Chief Executive Officer since 1999. He previously led and oversaw the management of five private equity funds with investments in innovative technologies spanning agriculture, advanced materials, medical devices, and information systems. Mr. Schultz also served in newly elected State of Illinois Governor Bruce Rauner’s cabinet as the Director of the Illinois Department of Commerce and Economic Opportunity. Currently, Mr. Schultz is a member of Prime Banc Corporation/Dieterich Bank Board’s Asset/Liability Management Committee (Chair) along with serving on the Loan Committee. He earned his MBA in Finance and Entrepreneurship from the Kellogg School of Management at Northwestern University, a Juris Doctor Degree from DePaul University College of Law, and a Bachelor of Business Administration from Southern Methodist University.

Mr. Schultz brings to the Board expertise in advanced materials, semiconductor, software development, e-commerce, construction, financial services and information technology.

Keith Solar, Director

Mr. Solar joined us as a director in November 2024. Mr. Solar is a founding partner at Parks & Solar, LLP, a boutique law firm of which he has been managing partner since June 2017. Mr. Solar specializes in water law, with a sub-specialties in desalination and potable reuse. Since 2012, he has represented IDE Americas, Inc., a world leader in water treatment solutions, including the development, engineering, construction, and operation of enhanced desalination and industrial water treatment plants. From 2002 to 2024, Mr. Solar served as special counsel to the City of Carlsbad, which he assisted in negotiating land use and water purchase agreements, respectively, for the Claude “Bud” Lewis Carlsbad Seawater Desalination Plant, the largest desalination plant in the Western Hemisphere. From 2000 to 2006, Mr. Solar served as general counsel to Basin Water, Inc., which focused on treating contaminated water at the well head primarily through ion-exchange technology and became publicly traded on Nasdaq following its initial public offering in May 2006. From 2000 to 2009, Mr. Solar served as a member of the board of directors of Basin Water, Inc., including as chair of its compensation committee from 2006 to 2009 and as chair of its nominating and governance committee from 2007 to 2009. Mr. Solar has authored several published commentaries on water issues and is a lecturer at local and international water conferences and CLE programs. Mr. Solar earned his Juris Doctor, with highest distinction, from McGeorge School of Law, University of the Pacific in 1985, and his A.B. With Great Distinction from Indiana University in 1982. He is admitted to practice law in California, Texas and Tennessee.

Mr. Solar brings to the Board significant legal and governance experience representing public and private clients regarding water rights and water-related issues, with particular emphasis in desalination and potable reuse as well as public company chair and committee experience on public company boards.

John Souther, Director

Mr. Souther joined us as a director in November 2024. He is a technology and operating executive with more than 15 years of leadership experience across industrials, technology, residential services, retail, consumer packaged goods, and consulting. He currently serves as Chief Information Officer of Horizon Group Holding, a private equity-backed, multi-brand residential services platform, where he aligns technology strategy directly to revenue growth, margin expansion, operational scalability, and enterprise value creation. Previously, Mr. Souther led digital strategy for a $10 billion Carrier Corporation business portfolio, including ERP transformation, cloud migration, connected solutions, cybersecurity oversight, AI- and IoT-enabled energy management, and workforce transformation across North America and EMEA. He has served in executive forums and audit committees addressing financial reporting, audit compliance, compensation structures, enterprise risk management, cybersecurity, technology transformation, and capital allocation tied to operating performance. Mr. Souther holds an MBA from Harvard Business School and a BA in Government from Harvard College.

Mr. Souther brings to the Board significant experience driving digital transformation and operational excellence across diverse industries — including industrials, retail, technology, and consumer packaged goods.

Corporate Governance

Board Size and Term

Our Articles of Incorporation provide that our Board of Directors shall consist of at least three directors and that each director shall hold office until the close of the next annual general meeting of our shareholders, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our Board of Directors currently consists of six directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committee and Director Independence

Member	Independent (1)	Audit	Compensation Committee	Corporate Governance and Nominating Committee
Dr. John Burba(2)	No	No	No	No
Joseph Mills	No	No	No	No
John Souther(1)	Yes	Yes	Yes	Yes
James Schultz(1)	Yes	Yes(3)	No	No
Keith Solar	Yes	Yes	Yes(3)	Yes(3)
Jacob Warnock	No	No	Yes	Yes
(1)
Independent as determined under Canadian securities laws and TSXV corporate governance rules
(2)
Dr. John Burba is the Chairman of the Board of Directors
(3)
Denotes Chairperson of the relevant Committee

Audit Committee

The Audit Committee of the Board consists of three members, John Souther, James Schultz and Keith Solar, with Mr. Schultz being the Chairman of the Audit Committee.

Our Board of Directors has determined that each of the Audit Committee members meets the heightened Audit Committee independence requirements under NI 52-110, and that James Schultz is considered an “audit committee financial expert,” as defined in applicable SEC regulations.

The Audit Committee is responsible for overseeing our financial reporting process on behalf of the Board, including overseeing the work of the independent auditors who report directly to the Audit Committee. The specific responsibilities of our Audit Committee, among others, include:

•
assisting directors to meet their oversight responsibilities;
•
enhancing communication between directors and the external auditors;
•
ensuring the independence of the external auditor;
•
increasing the credibility and objectivity of financial reports; and
•
strengthening the role of the directors by facilitating in-depth discussions among directors, management, and the external auditor.

Our Board of Directors has adopted a written charter for our Audit Committee, which is available on our website at www.ibatterymetals.com.

Compensation Committee

The Compensation Committee consists of Keith Solar, John Souther and Jacob Warnock, with Mr. Solar serving as Chairman of the Compensation Committee.

The Compensation Committee as appointed by the Board is designed to enable the Board to discharge its responsibilities and obligations with respect to:

•
overseeing the Company’s compensation and benefits policies generally;
•
evaluating senior executive performance;
•
overseeing and setting compensation for the Company’s senior executives;
•
recommending non-employee director compensation; and
•
reviewing programs and strategies, if any, with respect to human capital management.

Our Board of Directors has adopted a written charter for our Compensation Committee, which is available on our website at www.ibatterymetals.com.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee (the “CGNC Committee”) consists of Keith Solar, John Souther and Jacob Warnock, with Mr. Solar serving as Chairman of the CGNC Committee.

The CGNC Committee as appointed by the Board is designed to enable the Board to discharge its responsibilities and obligations with respect to:

•
identifying individuals believed to be qualified to become members of the Board, consistent with criteria approved by the Board;
•
recommending to the Board candidates for election or re-election as directors;
•
recommending to the Board members of the Board to serve on committees;
•
developing and implementing director orientation and continuing education programs;
•
develop and implement procedures to evaluate Board and Board committee performance;
•
develop, review and recommend to the Board changes to the Corporate Governance Guidelines and Code of Business Conduct and Ethics of the Company, and oversee compliance with such Guidelines and Code;
•
review (and approve if applicable) transactions presented to the Committee under the Company’s Related Party Transactions Policy; and
•
provide general oversight of the Company’s compliance program, corporate governance and significant environmental and social issues.

Our Board of Directors has adopted a written charter for our CGNC Committee, which is available on our website at www.ibatterymetals.com.

Code of Conduct and Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (the "Code") that applies to all of our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Code addresses, among other things, conflicts of interest, related party transactions, compliance with laws and regulations, protection and proper use of corporate opportunities, protection and proper use of corporate assets, confidentiality of corporate information, fair dealing with customers, suppliers, competitors and employees, insider trading, whistle blowing, honest and ethical conducts, and integrity of business records and financial disclosure. The Code includes provisions applicable to our senior financial officers designated to promote honest and ethical conduct, accurate and timely disclosure in our periodic reports, and compliance with applicable laws, rules, and regulations. . Any waivers of the Code for our executive officers or directors must be approved by the Board of Directors and will be promptly disclosed. The Code is available on our website at www.ibatterymetals.com, under the Investor Relations—Governance section. We intend to disclosure any amendments to or waivers of the Code on our website within four business days following the date of the amendment or waiver.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our Common Shares. Executive officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during fiscal 2026, our executive officers, directors and greater than 10% beneficial owners timely complied with all Section 16(a) filing requirements applicable to them, except that EV Metals VI LLC, EV Metals 7 LLC and EV Metals 9 LLC, entities controlled by our director, Jacob Warnock, filed their Form 3 late due to an administrative error.

Item 11. Executive Compensation.

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two other most highly compensated executive officers.

The following table contains compensation data for our named executive officers for the fiscal years ended March 31, 2026 and 2025. In this section, “Named Executive Officer” or “NEO” means (i) all individuals serving as the our principal executive officer or acting in a similar capacity during the last completed fiscal year (ii) each of the two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officer of us at March 31, 2026 and 2025 and whose total salary and bonus exceeds $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) except that the individual was not serving as an executive officer of us at March 31, 2026 and 2025. For the 2026 and 2025 fiscal year, our NEOs are as follows:

•
Joseph Mills, Chief Executive Officer
•
Iris Jancik, Former Chief Executive Officer
•
Michael Rutledge, Chief Financial Officer
•
Dr. John Burba, Chief Technology Officer

Iris Jancik served as Chief Executive Officer until April 7, 2025.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the NEOs for the last two fiscal years ended March 31, 2026 and March 31, 2025.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Joseph Mills, Chief Executive Officer(3)	2026	520,833	1,995,824	(8)	-	150,000	-		2,666,657
Iris Jancik, Former Chief Executive Officer(4)	2026	18,334	-		-	-	725,000	(9)	743,334
	2025	370,385	2,916,634	(7)	1,442,988	-	-		4,730,007
Michael Rutledge, Chief Financial Officer(5)	2026	291,667	1,037,476	(8)	-	60,000	71,960	(10)	1,461,103
	2025	-	-		-	-	26,460	(10)	26,460
Dr. John Burba, Chief Technology Officer(6)	2026	265,000	129,353		-	-	-		394,353
	2025	221,667	126,689		-	-	-		348,356
(1)
Represents the aggregate grant date fair value computed in accordance with ASC Topic 718. These amounts reflect the Company’s calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEO. Assumptions used in the calculation of these amounts are included in Note 11 to the Company’s audited consolidated financial statements for the fiscal years ended March 31, 2024, which are included elsewhere in this annual report.
(2)
The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.
(3)
Mr. Mills was appointed as our Chief Executive Officer on April 7, 2025.
(4)
Ms. Jancik served as our Chief Executive Officer from August 11, 2024, until April 7, 2025.
(5)
Mr. Rutledge was appointed our Chief Financial Officer on June 2, 2025. Prior to his employment with us, Mr. Rutledge provided services as the Interim Chief Financial Officer pursuant to a contract between us and a third party consulting firm.
(6)
Dr. John Burba is also a member of the Board of Directors. The table above reflects the compensation paid to Dr. Burba for his service as Chief Technology Officer as well as the $126,689 RSUs granted in 2025 as compensation for his role as a director.
(7)
The performance metrics of PSU awards with a fair market value of $1,842,526 were deemed not probable in accordance with ASC Topic 718 and therefore no amounts were initially accrued but are included in this table. PSUs are either earned at 100% or not earned at all based on Company’s achievement on the relevant performance metric. As discussed below, in connection with Ms. Jancik’s termination all outstanding PSU awards and stock options were forfeited.
(8)
Of the amounts reflected in this column, PSU awards with a fair market value of an aggregate of $1,247,606 for Mr. Mills and and $713,530. for Mr. Rutledge were deemed not probable in accordance with ASC Topic 718 and therefore no amounts have been accrued in our financial results, however, in accordance with Item 402 of Regulation S-K are included in this table. These PSUs will be earned and vest based upon the following metrics:

Performance Metric/Vesting Schedule
	Joseph Mills		Michael Rutledge
	# of RSUs	Grant Date Fair Value	# of RSUs	Grant Date Fair Value
Upon completion of the building and deployment of two additional MDLE plants	2,000,000	$772,636	675,000	$492,379
Upon listing on a major stock exchange	500,000	49,429	300,000	29,658
Performance based upon EBITDA
50% upon achievement of an aggregate EBITDA of US $25 million in any four fiscal quarter period	2,152,262	212,770	968,518	95,747
50% achievement of an aggregate EBITDA of US $50 million in any four fiscal quarter period	2,152,263	212,770	968,518	95,747
TOTAL	6,804,525	$1,247,605	2,912,036	$713,531
(9)
Ms. Jancik received these payments as a part of her severance agreements.
(10)
Amounts represent the amounts that Mr. Rutledge earned while working at the Company as a contractor. The Company paid the third party $136,724 and $50,274 in total during the fiscal years 2026 and 2025, respectively, related to Mr. Rutledge's tenure as Interim Chief Financial Officer.

Agreements With NEOs

Agreements with Messrs. Mills and Rutledge

We are currently party to employment agreements with each of Mr. Joseph Mills to serve as our Chief Executive Officer (the “Mills Employment Agreement”) and Mr. Michael Rutledge to serve as our Chief Financial Officer (the “Rutledge Employment Agreement”). The Mills Employment Agreement has an initial three-year term and the Rutledge Employment Agreement has an initial two-year term and each will automatically renew each year thereafter for a period of one year (“Renewal Date”), provided, neither party has provided written notice within 60 days of the Expiration Date or the Renewal Date, as the case may be, of such party’s intention to terminate such employment agreement. Each executive is eligible to participate in all benefit plans and programs made available by us for our employees, including participation in bonus and incentive compensation plans and programs established for officers and directors of the Company on terms determined by the Board.

On November 4, 2025, we entered into amendments to each of the Mills Employment Agreement and the Rutledge Employment Agreement pursuant to which the parties clarified the terms of various equity awards that had been required to be issued pursuant to the initial agreement (which had not yet been issued). In addition, Mr. Mills agreed to forego a portion of his salary until July 31, 2026 in exchange for additional equity.

Each of the Employment Agreements, as amended, entitle the executive to: (i) an annual base salary subject to annual review by the CGNC Committee ($500,000 in the case of Mr. Mills, which will increase to $600,000 starting August 1, 2026 and $350,000 in the case of Mr. Rutledge) and (ii) the ability to participate in the Company’s annual bonus program based on the Company’s financial performance and the Board’s assessment of the executive’s individual performance with a target bonus equal to a specified percentage of his annual base salary (100% in the case of Mr. Mills and 60% in the case of Mr. Rutledge). In addition, the Employment Agreements, as amended provided for specific equity awards as set forth below:

Type of Award	Performance Metric/Vesting Schedule	Joseph Mills	Michael Rutledge
Time-Based RSU	First Anniversary of Employment	1,000,000	450,000
PSU	Upon completion of the building and deployment of two additional MDLE plants	2,000,000	900,000
PSU	Upon listing on the Toronto Stock Exchange	500,000	300,000
PSU	To be Granted on Feb 7, 2027 and vesting based on production (the “Production Award”)	0.5% Fully Diluted Outstanding Common Shares at the time of grant	0.5% Fully Diluted Outstanding Common Shares at the time of grant
PSU	•50% upon achievement of an aggregate EBITDA of US $25 million in any four fiscal quarter period	1% of Fully Diluted Outstanding Common Shares at the time of grant	0.45% of Fully Diluted Outstanding Common Shares at the time of grant
	•50% achievement of an aggregate EBITDA of US $50 million in any four fiscal quarter period
PSU	•50% upon achievement of market capitalization of US $750 million (based upon 60-day VWAP)	0.5% of Fully Diluted Outstanding Common Shares at the time of grant	0.25% of Fully Diluted Outstanding Common Shares at the time of grant
	•50% upon achievement of market capitalization of US $1.5 billion (based upon 60-day VWAP)

In addition, each of Mr. Mr. Mills and Mr. Rutledge will be entitled to anti-dilution protection with respect to each of the equity awards that are based upon a percentage of Fully Diluted Common Shares. Mr. Mills also received an award of $200,000 of RSUs in exchange for his agreement to reduce his base salary discussed above.

Upon a Change of Control, each executive will receive a cash payment equal to (i) a specified percentage (1.0% in the case of Mr. Mills and 0.45% in the case of Mr. Rutledge) of the Company’s then issued and outstanding shares multiplied by the fair market value of all consideration paid (cash or securities) to shareholders in connection with the Change in Control divided by the number of the Company’s then issued and outstanding shares immediately prior to the Change in Control and (ii) to the extent that Production Award has not been issued, an additional cash bonus equal to a specific percentage (0.5% in the case of Mr. Mills and 0.25% in the case of Mr. Rutledge) of the Company’s fully diluted outstanding Common Shares immediately prior to the Change in Control multiplied by the fair market value of all consideration paid (cash or securities) to shareholders in connection with the Change in Control.

Under both the Mills Employment Agreement and the Rutledge Employment Agreement, in the event that either executive’s employment is terminated by the Company for cause or if the executive terminates his employment without good reason, the executive is entitled to receive: (i) accrued but unpaid base salary, bonus, expense reimbursement and other accrued benefits; (ii) reimbursement for unreimbursed business expenses properly incurred; and (iv) such employee benefits (including equity compensation) to which the executive may have been entitled under an applicable award agreement or benefit plan as of the termination date ((i) through (iv) collectively referred to as “Accrued Amounts”).

Under both the Mills Employment Agreement and the Rutledge Employment Agreement, in the event that employment is terminated by such executive for good reason or by the Company without cause, the executive is entitled to: (i) the Accrued Amounts; (ii) his then base salary for a specific number of months (12 in the case of Mr. Mills and 10 in the case of Mr. Rutledge), to be paid in periodic installments; (iii) any unpaid bonus with respect to any calendar year preceding the year in which the termination occurs, plus a pro rata portion of his annual bonus as determined by the Board; (iv) reimbursement of premiums for health insurance continuation benefits for a specific number of months (12 in the case of Mr. Mills and 10 in the case of Mr. Rutledge)following his termination; (v) acceleration of vesting of all time based RSUs; and (vi) subject to the actual achievement of the performance-based vesting conditions, continued vesting of any performance-based RSUs that would have vested during the 12 month period following the termination date had such employment continued ((i) through (vi) collectively referred to as the “Separation Benefits”).

In the event the Company terminates either Mr. Mills’ or Mr. Rutledge’s employment without cause or such executive terminates his employment for good reason two and one-half months prior to a Change of Control or within 12 months following a change in control, the executive would be entitled to the Separation Benefits, except that the base salary would be paid in a single lump sum within 30 days of such termination. The Employment Agreements define “Change of Control” to mean: (i) any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act becomes the “beneficial owner”, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) consummation of a merger or consolidation of the Company with any other entity or the issuance of voting securities in connection with a merger or consolidation of the Company (or any direct or indirect subsidiary thereof) pursuant to applicable exchange requirements, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving or parent entity) at least 50% of the combined voting power of the voting securities of the Company or such surviving or parent entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no “person” (as defined above) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of either of the then outstanding shares of Common Share or the combined voting power of the Company’s then outstanding voting securities; or (iii) the consummation of the sale, lease or disposition by the Company of all or substantially all of the Company’s assets (or any transaction or series of transactions within a period of twelve (12) months ending on the date of the last sale or disposition having a similar effect).

Each of the Mills Employment Agreement and the Rutledge Employment Agreement provide that the executive is subject to a one-year non-compete covenant following termination of his employment anywhere in the United States or any other country which the Company operates, regardless of whether the termination is voluntary or involuntary. Each executive is also subject to a one-year non-solicitation covenant following termination of his employment, regardless of whether the termination is voluntary or involuntary.

Dr. John Burba, Chief Technology Officer

On June 26, 2018, we entered into an executive employment agreement with Dr. John Burba. Pursuant to the employment agreement, Dr. Burba was hired as our Chief Executive Officer, with a term commencing on June 26, 2018, for an indefinite term unless terminated on account of his death, resignation or disability or terminated by us for cause or without cause (the “Dr. Burba Employment Agreement). Dr. Burba served as our Chief Executive Officer from June 26, 2018, and then assumed the role of Chief Technology Officer on July 26, 2023. In accordance with the Dr. Burba Employment Agreement, he is entitled to an annual base salary of $200,000 (subject to annual review by the CGNC Committee) and is eligible to participate in all benefit plans and programs made available by us for our employees, including participation in bonus and incentive compensation plans and programs established for officers and directors of the Company on terms determined by the Board.

Pursuant to the Dr. Burba Employment Agreement, in the event that Dr. Burba’s employment is terminated as a result of death, disability or for cause, he would be entitled to accrued salary, benefits and vacation, including the then unused accrued vacation (the “Dr. Burba Accrued Benefits”), up to and including the date of termination in a single lump sum within 30 days of such termination.

Pursuant to the Dr. Burba Employment Agreement, if the Company terminates Dr. Burba’s employment without cause or if Dr. Burba terminates his employment for good reason, and such termination does not occur within the 24-month period following a change of control, Dr. Burba will be entitled to: (i) the Dr. Burba Accrued Benefits in a single lump sum and (i) an amount equal to Dr. Burba’s target bonus amount.

Pursuant to the Dr. Burba Employment Agreement, if, during the 24-month period following a change of control, the Company terminates Dr. Burba’s employment without cause or Dr. Burba terminates his employment for good reason, Dr. Burba will be entitled to: (i) the Dr. Burba Accrued Benefits in a single lump sum within 30 days of such termination, (ii) a lump sum payment in an amount equal to his base salary at the time of such termination, payable in a lump sum, as well as continuation of his base salary for a period of one year following such termination, and (iv) a lump sum payment in an amount equal to two times his target bonus amount, payable in lump sum.

Dr. Burba is subject to a one-year non-compete covenant following termination of his employment anywhere in North America,

Central America, South America, Asia and Australia, regardless of whether the termination is voluntary or involuntary. He is also subject to a one-year non-solicitation covenant following termination of his employment, regardless of whether the termination is voluntary or involuntary.

Iris Jancik, Former CEO

On April 11, 2025, we entered into a Severance and General Release Agreement (the “Jancik Severance Agreement”) with Ms. Jancik. Pursuant to the Jancik Severance Agreement, Ms. Jancik and the Company agreed that her employment would be terminated effective April 11, 2025 and that in connection with such termination she would be entitled to receive, in lieu of the amounts and benefits set forth in the Jancik Employment Agreement, (i) $800,000 to be paid in three periodic installments over a four-month period and (ii) continued health and medical benefits for a period of six months following the date of termination. In exchange, Ms. Jancik agreed to (i) forfeit all vested and unvested stock options and vested and unvested RSUs, (ii) provide a customary general release and waiver of any and all claims relating to her employment with Company, (iii) a twelve-month non-compete for anywhere in the United States and in all other countries where the Company operates through license of its intellectual property or otherwise and (iv) a twelve-month non-solicitation of any of the Company’s employees or independent contractors and any current, former or prospective customers of the Company with whom Ms. Jancik had contact with during her employment.

Offer Letter

Norma Garcia, General Counsel

On October 13, 2024, we entered into an offer letter with Ms. Garcia (the “Garcia Offer Letter”) pursuant to which Ms. Garcia is entitled to receive (i) an annual base salary of $265,000 which will increase to $300,000 following completion of 12 months of continuous employment, (ii) Stock Options to purchase up to 400,000 Common Shares (iii) an award of 100,000 RSUs and (iv) a discretionary performance bonus to be determined by the CEO and the Board.

Under the Garcia Offer Letter, in the event that Ms. Garcia’s employment is terminated by the Company without cause or by Ms. Garcia for good reason following a change in control event, Ms. Garcia will be entitled to (i) her then base salary for 12 months to be paid in periodic installments in accordance with the Company’s customary payroll, (ii) acceleration of vesting of all Stock Options granted to Ms. Garcia and (iii) a continuation of all medical, dental and retirement plans including 401k plan for a period of 12 months following her termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards for the NEOs as of the end of the fiscal year ended March 31, 2026.

	Option Awards					Restricted Stock Units
	Number of Securities Underlying Unexercised Options (#)								Equity Incentive Plan Awards
Name	Exerciseable	Unexerciseable		Option Exercise Price (CAD$)	Option Expiration Date	Number of RSUs Not Vested (#)		Market Value RSUs Not Vested (CAD$)	RSUs not Vested and Unearned (#)		RSUs not Vested and Unearned (CAD$)
Joseph Mills	-	-		-		1,000,000	(2)	550,000	2,000,000	(7)	1,100,000
	-	-		-		2,087,683	(3)	281,837	2,152,262	(8)	212,368
									4,304,525	(9)	581,111
	-	-		-		-		-	500,000	(10)	67,500
Michael Rutledge	-	-		-		450,000	(4)	337,500	900,000	(7)	675,000
	-	-		-		-		-	1,076,131	(8)	106,184
									1,937,036	(9)	261,500
	-	-		-		-		-	300,000	(10)	40,500
Norma Garcia	200,000	200,000	(1)	0.50	2/12/2030	66,667	(5)	36,000	-		-
Dr. John Burba	300,000	-		1.12	5/3/2028	1,149,954	(6)	178,243	-		-
(1)
Represents 200,000 Stock Options held by Ms. Garcia which will vest on the second anniversary of the grant date.
(2)
The 1,000,000 RSUs held by Mr. Mills will vest on July 1, 2026.
(3)
The 2,087,683 RSUs held by Mr. Mills will vest on February 4, 2027.
(4)
The 450,000 RSUs held by Mr. Rutledge will vest on June 2, 2026.
(5)
Originally 100,000 RSUs held by Ms. Garcia vesting over a three-year period, with one-third of the RSUs vesting on each subsequent anniversary of the grant date.
(6)
Represents 1,149,954 RSAs held by Dr. Burba that will vest on December 31, 2026.
(7)
These RSUs vest upon completion of and deployment of two additional Direct Lithium Extraction Plants, subject to the terms of the associated Restricted Share Unit Agreement.
(8)
50% of these RSUs shall vest upon the Issuer achieving a $750 million market capitalization over a 60 day volume weighted average trading price and the remaining 50% shall vest upon the Issuer achieving $1.5 billion market capitalization over a 60 day volume weighted average trading price.
(9)
50% of these RSUs shall vest upon the Issuer achieving an annualized EBITDA of $25 million and the remaining 50% shall vest upon the Issuer achieving an annualized EBITDA of $50 million.
(10)
These RSUs will vest in full 60 days following the Issuer's successful listing on a major stock exchange.

Director Compensation

The form and amount of director compensation is reviewed annually and as deemed advisable by the Corporate Governance, Nominating and Compensation Committee (“CGNC Committee”), which shall make recommendations to the Board based on such review. The CGNC Committee reviews director compensation on an annual basis to ensure that we offer director compensation that is: (i) commensurate with the efforts we expect from existing Board members; (ii) competitive in the Company’s industry in order that we might attract the best possible candidates to assist we and its shareholders in a fiduciary capacity to maximize the opportunity presented by that growth; and (iii) aligned with shareholder interests as we grows. The Board retains the ultimate authority to determine the form and amount of director compensation.

The chart below outlines the Company’s current director compensation program for its non-employee directors:

Type of Fee	Role	Amount (Per Year)
Board Retainers	Board Meember	$60,000.00
Committee Retainers	Audit Committee Chair	$10,000.00
	CGNC Committee Chair	$7,500.00
	Audit Committee Member	$5,000.00
	CGNC Committee Member	$3,750.00
Annual Equity Award	Board Member	$125,000 RSUs

In addition, each member of the Board of Directors is entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending Board meetings and meetings for any committee on which he or she serves.

The following table sets forth all compensation paid to or earned by each director during the fiscal year ended March 31, 2026, other than Dr. Burba whose compensation is set forth above in the Summary Compensation Table.

Name	Fees earned or paid in Cash (US$)		Stock Awards (1) (US$)	Total (US$)
John Souther	68,750		129,353	198,103
James Schultz	70,000		129,353	199,353
Keith Solar	72,500		129,353	201,853
Jacob Warnock	188,750	(2)	-	188,750
(1)
The amounts reported in the Stock Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718. These amounts reflect the Company’s calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. Assumptions used in the calculation of these amounts are included in Note 11 to the Company’s audited consolidated financial statements for the fiscal years ended March 31, 2026, and 2025, which are included elsewhere in this annual report.
(2)
Mr. Warnock is to receive and additional $125,000 annually in cash compensation, paid in quarterly installments, in lieu of stock awards. Under the terms of the plan Mr. Warnock is not eligible to receive stock awards.

Name	Aggregate Number of Stock Awards(1)
John Souther	1,149,954
James Schultz	1,149,954
Keith Solar	1,149,954
Jacob Warnock	-
(1)
The Stock Awards represent an award of RSAs issued to each director on December 18, 2025 as compensation which vest on December 18, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Common Shares as of May 31, 2026, for (i) each member of the Board of Directors, (ii) each NEO, (iii) each person known to us to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the executive officers as a group.

The percentage ownership of Common Shares is based on 377,348,974 Common Shares outstanding as of May 31, 2026.

The information regarding beneficial ownership of our Common Shares has been presented in accordance with the rules of the SEC. Under these rules, a person may be deemed to beneficially own any of our Common Shares as to which such person, directly or indirectly, has or shares voting power or investment power, and as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (1) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (2) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all Common Shares listed as owned by that person or entity, subject to applicable community property laws.

Name and Address	Amount and nature of beneficial ownership	Percent of Class
Directors and Named Executive Officers
Dr. John Burba	12,245,362	3.2%	(1)
Jacob Warnock	264,383,217	53.1%	(2)
James Schultz	1,691,080	*
Keith Solar	1,691,080	*
John Souther	1,691,080	*
Joseph Mills	1,000,000	*
Michael Rutledge	450,000	*
Norma Garcia	233,333	*
James Garrett Galloway	400,000	*
All directors and executive officers as a group (9 persons)	283,785,152	56.8%	(3)
Greater than 5% shareholders
Triomphe Partners LLC	18,568,831	4.9%	(4)
EV Metals VI LLC	264,383,217	53.1%	(5)
Entities managed or sub-managed by Encompass Capital Advisors LLC	103,777,316	24.5%	(6)

* Represents less than 1% issued and outstanding Common Shares
(1)
Includes options to acquire 300,000 Common Shares.
(2)
Mr. Jacob Warnock’s indirect beneficial ownership of shares held by EV Metals and related affiliated parties. Amount includes 120,741,648 Common Shares underlying warrants which are vested or will vest within 60 days.
(3)
Includes options and restricted stock units to acquire 1,950,000 Common Shares and 120,741,648 Common Shares underlying warrants, in each case which are vested or will vest within 60 days.
(4)
Triomphe Partners LLC's, formerly Ensorcia Metals Corporation, address is 333 West Wacker Drive Suite 2600, Chicago, IL. 60606. Mr. Layton exercises sole voting and dispositive control over the Common Shares beneficially owned by Triomphe Partners LLC..
(5)
EV Metals VI LLC’s address is 1 Calle Cervantes #5 San Juan PR 00907. Mr. Warnock serves as investment advisor to EV Metals and exercises sole voting and dispositive control over the Common Shares beneficially owned by EV Metals. Includes EV Metals LLC, EV Metals II LLC, EV Metals III LLC, EV Metals IV LLC, EV Metals VI LLC, EV Metals 7 LLC, EV Metals 8 LLC, EV Metals 9 LLC, Elegante Energy LLC, Perk Salar LLC, and JAW Puerto Rico Trust. Amount includes 120,741,648 Common Shares underlying warrants which are vested or will vest within 60 days Of the shares included, 11,707,404 of the Common Shares are subject to a pledge.
(6)
Includes 45,880,235 Common Shares underlying warrants which are vested or will vest within 60 days. Each of the warrants are restricted from being exercised to the extent that Common Shares beneficially held by the Encompass entities would exceed 19.9% of our Common Shares outstanding. The securities are held by certain fund entities and managed accounts for which Encompass Capital Advisors LLC exercises investment discretion. Todd Kantor, as the managing member of Encompass Capital Advisors LLC, may be deemed to have shared voting and dispositive power with respect to the shares held by Encompass and Mr. Kantor may also be deemed to beneficially own such securities. Mr. Kantor disclaims beneficial ownership of the foregoing, except to the extent of his pecuniary interest therein. The business address of Encompass Capital Advisors LLC and Mr. Kantor is 200 Park Avenue, Suite 1604, New York, New York 10166.

Unless otherwise indicated, the address of each of the executive officers and directors named above is c/o International Battery Metals Ltd., PO Box 22261,Houston, Texas 77027-2261.

Item 13. Certain Relationships and Related Transactions and Director Independence

On July 20, 2025, the Company entered into the Encompass Subscription Agreements with Encompass, a beneficial owner of more than 5% of the Company’s securities, for the purchase of up to 25,765,259 units at a price of CAD$0.26625 per unit (USD$0.19406 per unit). Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation to purchase up to $2.0 million additional units of the Company at any time on or before December 31, 2025. The closing of the 2025 Encompass Offering occurred on August 5, 2025, for gross proceeds to the Company of $5.0 million.

On July 20, 2025, the Company entered into amended and restated registration rights agreements with each of EV Metals (the “EV Metals A&R Registration Rights Agreement”) and Encompass (the “Encompass A&R Registration Rights Agreement”, and together with the EV Metals A&R Registration Rights Agreement, the “A&R Registration Rights Agreements”) which amended the Registration Rights Agreements with each of EV Metals and Encompass. Pursuant to the A&R Registration Rights Agreements, we have agreed to use our reasonable best efforts to cause the previously filed registration statement to be declared effective as promptly as reasonably practicable but in no event later than July 20, 2026. In addition, pursuant to the Encompass A&R Registration Rights Agreement, we have agreed to use our commercially reasonable efforts to (i) file this Registration Statement registering the Common Shares issued at closing of the 2025 Encompass Offering, including the Common Shares issuable upon exercise of the warrants which form a part of the 2025 Encompass Units within 90 days of August 5, 2025, the closing date of the 2025 Encompass Offering and (ii) have this Registration Statement declared effective as promptly as reasonably practicable following the filing thereof but in no event later than 60 days if this Registration Statement is not reviewed by the SEC or 180 days if subject to review. The A&R Registration Rights Agreements provide that, subject to certain requirements and customary conditions, each of EV Metals and Encompass will have “piggy-back” registration rights with respect to underwritten offerings by us and other shareholders. In addition, upon the request of EV Metals, we have agreed to take necessary steps to facilitate up to two underwritten offerings which must occur prior to the third anniversary of the effective date of this registration statement on Form S-1; provided that the aggregate price of such offering is expected to be $25 million or less.

The A&R Registration Rights Agreements contain customary cross-indemnification provisions, under which we are obligated to indemnify the selling shareholders therein in the event of material misstatements or omissions in the registration statement and any violation or alleged violation by us of the Securities Act, Exchange Act, or any state securities law, or any rule or regulation thereunder, and the selling shareholders are obligated to indemnify us for material misstatements or omissions attributable to them. We will generally pay all registration expenses in connection with our obligations under the A&R Registration Rights Agreements, regardless of whether any of our Common Shares are sold pursuant to a registration statement.

In connection of the foregoing, pursuant to the A&R Registration Rights Agreements, we agreed to extend the expiration date of the warrants previously issued to Encompass and EV Metals pursuant to the private placements which occurred on April 21, 2023, February 29, 2024, May 3, 2024, and June 19, 2024 to the earlier of (i) five years from the date of such warrants original issuance or (ii) three years from the date of the closing of the 2025 Encompass Offering (the “Warrant Amendments”) and each of EV Metals and Encompass has agreed to waive their respective rights to any possible claims, including the right to liquidation damages, under the Registration Rights Agreements provided that the Warrant Amendments are approved by the TSXV.

On October 30, 2025, the Company and EV Metals came to an agreement for a third issuance under the 2025 Letter Agreement for EV Metals to acquire an additional 12,464,000 2025 EV Metals Units priced at $0.16 per unit (CAD$0.255) for gross proceeds to the Company of $2.0 million (the "October 30 Offering"). Each warrant issued in the third issuance entitles the holder to purchase one Common Share at a price of CAD$0.30.

On February 23, 2026, the Company and EV Metals 9 LLC (“EV Metals 9”), a company controlled by Jacob Warnock, a director of the Company, came to an agreement for a fourth issuances under the 2025 EV Metals Letter Agreement for EV Metals 9 to purchase 26,427,053 units ("February 23 Offering") priced at $0.08 per unit (CAD$0.104) for gross proceeds to the Company of $2.0 million. Each Warrant, issued in the fourth issuance entitles the holder to purchase one Common Share at a price of CAD$0.14.

As part of these offerings, the Company paid Mr. Warnock fees of 5% of the gross proceeds from the October 30 Offering and the February 23 Offering or $0.2 million in total.

Director Independence

As we are listed on the TSXV, we evaluate whether our directors are “independent” in accordance with National Policy 58-201 - Corporate Governance Guidelines (“NP 58-201”) issued by the British Columbia Securities Commission (“BCSC”). NP 58-201 states that “a director is independent if he or she would be independent for the purposes of National Instrument 58-101 Disclosure of Corporate Governance Practices (“NI 58-101”) NI 58-101(2) states that “[i]n British Columbia, a director is independent if . . . a reasonable person with knowledge of all the relevant circumstances would conclude that the director is independent of management of the issuer and of any significant security holder . . . .” In addition, we evaluate whether our directors who serve on our Audit Committee meet the enhanced level of independence required for Audit Committee members in accordance with National Instrument 52-110 “Audit Committees” (“NI 52-110”). NI 52-110 provides under Section 1.4 “Meaning of Independence” that “(1) [a]n audit committee member is independent if he or she has no direct or indirect material relationship with the issuer.”

In determining whether a “material relationship” exists NI 52-110 provides certain situations where an individual is deemed to have a material relationship, which include but are not limited to:

(a)
an individual who is, or has been within the last three years, an employee or executive officer of the issuer;
(b)
an individual whose immediate family member is, or has been within the last three years, an executive officer of the issuer;
(c)
an individual whose immediate family member is, or has been within the last three years, an executive officer of the issuer; and
(d)
an individual who accepts, directly or indirectly, any consulting, advisory or other compensatory fee from the issuer or any subsidiary entity of the issuer, other than as remuneration for acting in his or her capacity as a member of the board of directors or any board committee, or as a part-time chair or vice-chair of the board or any board committee; or is an affiliated entity of the issuer or any of its subsidiary entities.

Consistent with TSXV rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Our Board of Directors has determined that each of our directors (i.e., James Schultz, Keith Solar, and John Souther), other than Dr. John Burba, Mr. Jacob Warnock and Mr. Joseph Mills, are considered to be “independent” in accordance with NI 58-101.

Item 14. Principal Accounting Fees and Services.

The following table presents the fees billed by CBIZ CPAs P.C.for its services during the Company’s last two fiscal years.

Nature of Services	FY 2026	FY 2025
Audit Fees (1)	$241,300	$285,528
Audit-Related Fees(2)	85,268	113,300
Tax Fees	-	-
All Other Fees	-	-
Total	$326,568	$398,828
(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s interim financial statements included in quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” For the fiscal years ended March 31, 2026 and 2025, audit-related fees consisted of SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews.

It is our policy to engage the principal accounting firm to conduct the audit of the Company’s financial statements and to confirm, prior to such engagement, that such principal accounting firm is independent of the Company to the extent required by SEC rules and regulations. All services of the principal accounting firm reflected above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.
(b)
Exhibits

Exhibit Index

Exhibit Number		Reference	Filed of Furnished
	Description	Form	Filing Date	Herewith
3.1	Articles of Incorporation dated August 28, 2017	(1)
4.1	Form of April 2023 Warrants	(1)
4.2#	Notice and Consent to the Amendment of the April 2023 Warrant Terms	(1)
4.3	Form of February 2025 Warrants	(1)
4.4	Form of May 2024 Warrants	(1)
4.5	Form of June 2024 Warrants	(1)
10.1+	Executive Employment Agreement, dated June 26, 2018, by and between Dr. John L. Burba and the Company	(1)
10.5+*	Executive Employment Agreement, dated August 6, 2024, by and between Iris Jancik and the Company	(1)
10.6+	Offer Letter, dated October 8, 2024, by and between the Company and Norma Garcia	(1)
10.7	Rolling 10% Incentive Share Option Plan dated December 15, 2023	(1)
10.8+	Amended and Restated Restricted Share Unit Plan dated as of December 15, 2023	(1)
10.9	Registration Rights Agreement with EV Metals dated May 3, 2024	(1)
10.10#	Registration Rights Agreement with Encompass Funds dated May 3, 2024	(1)
10.11#	Investment Agreement with Encompass dated April 26, 2024	(1)
10.12+*	Severance and General Release Agreement dated March 3, 2025, by and between Douglas Smith and the Company	(1)
10.13+*	Severance and General Release Agreement dated April 11, 2025, by and between Iris Jancik and the Company	(1)
10.14	Letter Agreement, dated February 28, 2025, by and between the Company and EV Metals VII LLC	(1)
10.15	Investor Rights Agreement, dated February 23, 2024, by and between the Company and EV Metals	(1)
10.16	Amendment to the Investor Rights Agreement dated March 31, 2025, between the Company and EV Metals VII LLC	(1)
10.17#	Subscription Agreement, dated March 2, 2025, by and between the Company and EV Metals 7 LLC	(1)
10.18#	Subscription Agreement, dated March 2, 2025, by and between the Company and EV Metals VI LLC	(1)
10.19	Royalty Agreement, dated March 4, 2018, by and between the Company and North American Lithium, Inc.	(1)
10.20+	Executive Employment Agreement, dated April 7, 2025, by and between Joseph Mills and the Company	(1)
10.21+	Executive Employment Agreement, dated June 2, 2025, by and between Michael Rutledge and the Company	(1)
10.22+	Restricted Share Unit Agreement, dated April 18, 2025, by and between Joseph Mills and the Company	(1)
10.23+	Restricted Share Unit Agreement, dated June 2, 2025, by and between Michael Rutledge and the Company	(1)
10.24+	Form of Indemnity Agreement, entered into by Company with each of its Directors and Executive Officers	(1)
10.26	Form of Subscription Agreement, date July 20, 2025, by and between the Company and each of the Encompass Funds	(2)
10.26(a)	Form of Warrant issued July 20, 2025	(1)
10.27	Amended and Restated Registration Rights Agreement, dated July 20, 2025, by and between the Company EV Metals VI LLC	(1)
10.28	Amended and Restated Registration Rights Agreement, dated July 20, 2025, by and between the Company and Encompass Capital Advisors LLC on behalf of certain fund entities	(2)
10.31	Notice and Consent to the Amendments of Warrant Terms, dated July 20, 2025, by and between the Company and EV Metals VI LLC	(1)

10.32	Notice and Consent to the Amendments of Warrant Terms, dated July 20, 2025, by and between the Company and Encompass Capital Advisors LLC on behalf of certain fund entities	(2)
10.33+	First Amendment to Executive Employment Agreement, dated November 3, 2025, by and between the Company and Joseph Mills(1)	(1)
10.34+	First Amendment to Executive Employment Agreement, dated November 3, 2025, by and between the Company and Michael Rutledge(1)	(1)
10.35	Subscription Agreement, dated October 30, 2025 by and between the Company and EV Metals 7 LLC	(1)
10.36	Subscription Agreement, dated October 30, 2025 by and between the Company and EV Metals 8 LLC	(1)
10.37	Warrant Certificate, dated October 30, 2025	(1)
10.38	Warrant Certificate, dated October 30, 2025	(1)
10.40++	2025 Omnibus Equity Plan	(1)
10.41+	Form of 2025 Director Restricted Share Award Agreement	10-Q	02/26/2026
10.42	Subscription Agreement for Units dated February 23, 2026 by and between the Company and EVMetals 9 LLC	8-K	02/23/2026
	Warrant Certificate dated February 23, 2026	8-K	02/23/2026
10.43	Subscription Agreement for Units dated April 29, 2026 by and between the Company and EV Metals 9 LLC	8-K	04/29/2026
10.44	Warrant Certificate dated April 29, 2026	8-K	04/29/2026
19.1	Insider Trading Policy			X
23.1	Consent of CBIZ CPAs P.C. Independent Registered Public Accounting Firm			X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

+ Indicates management contract or compensatory plan.

# Certain confidential portions (indicated by brackets and asterisks) of this exhibit have been omitted from this exhibit.

(1) Incorporated by reference to the Company’s Form S-1 (No. 333-286616).

(2) Incorporated by reference to the Company’s Form S-1 (No. 333-293149).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Battery Metals Ltd.

Date:	By:	/s/ Joseph A. Mills
Joseph A. Mills
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph A. Mills	Chief Executive Officer, Director	June 17, 2026
Joseph A. Mills	(principal executive officer)

/s/ Michael Rutledge	Chief Financial Officer	June 17, 2026
Michael Rutledge	(principal financial and accounting officer)

/s/ Dr. John Burba	Chief Technology Officer and Director	June 17, 2026
Dr. John Burba

/s/ James Schultz	Director	June 17, 2026
James Schultz

/s/ Keith Solar	Director	June 17, 2026
Keith Solar

/s/ John Souther	Director	June 17, 2026
John Souther

/s/ Jacob Warnock	Director	June 17, 2026
Jacob Warnock

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

International Battery Metals Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Battery Metals Ltd. (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of income (loss), cash flows, and changes in shareholders’ equity for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Houston, Texas

June 17, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

International Battery Metals Ltd.

Consolidated Balance Sheets

As of March 31, 2026 and 2025

(In thousands)

	March 31,
	2026	2025
Assets
Current assets
Cash	$9,187	$10,737
Accounts receivable, net	90	459
Inventory	1,061	1,061
Other current assets	251	273
Total current assets	10,589	12,530
Plant and equipment, net	26,842	28,450
Intangible assets, net	2,190	3,266
Right of use asset	141	232
Total assets	$39,762	$44,478
Current liabilities
Accounts payable	$395	$1,293
Accrued liabilities	892	533
Obligation to issue shares, related party	—	679
Lease obligation, current	99	89
Total current liabilities	1,386	2,594
Warrant liability	9,968	15,151
Lease obligation, long-term	44	143
Total liabilities	11,398	17,888
Commitments and contingencies
Shareholders' equity
Share capital, no par 343,033 and 268,992 common shares issued and outstanding, respectively, as of March 31, 2026 and 2025, respectively	67,808	66,156
Accumulated deficit	(39,444)	(39,566)
Total shareholders' equity	28,364	26,590
Total liabilities and shareholders' equity	$39,762	$44,478

The accompanying notes are an integral part of these consolidated financial statements.

International Battery Metals Ltd.

Consolidated Statements of Income (Loss)

For the Years Ended March 31, 2026 and 2025

(In thousands, except per share amounts)

	Year Ended March 31,
	2026	2025
REVENUE
Service	$164	$—
Reimbursable	—	871
Total Revenue	164	871

COST OF REVENUE
Cost of revenue	34	—
Gross margin	130	871

OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	2,078	3,533
Selling, general and administrative expenses, excluding depreciation	8,460	9,042
Reimbursable expenses	—	871
Amortization of intangible assets	1,076	1,076
Depreciation	2,009	1,552
Operating loss	(13,493)	(15,203)
Bad debt expense	-	(502)
Excess fair value of warrants over private placement proceeds	(439)	(1,040)
Loss on warrants modification	(2,442)	-
Change in fair value of warrant liability	16,493	13,229
Other income/(loss)	3	—
Net income before income tax provision	122	(3,516)
Net income (loss)	$122	$(3,516)

Net income/(loss) per share, basic	$0.00	$(0.01)
Net income/(loss) per share, diluted	$0.00	$(0.01)

Weighted average shares outstanding, basic	296,635	238,431
Weighted average shares outstanding, diluted	301,027	238,431

The accompanying notes are an integral part of these consolidated financial statements.

International Battery Metals Ltd.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2026 and 2025

(In thousands)

	Year Ended March 31,
	2026	2025
CASH USED IN OPERATING ACTIVITIES
Net income (loss)	$122	$(3,516)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Share-based compensation	959	1,767
Amortization of intangible assets	1,076	1,076
Depreciation	2,009	1,552
Excess of fair value of warrants over proceeds of private placement	439	1,040
Change in fair value of warrant liability	(16,493)	(13,229)
Gain/Loss on warrants modification	2,442	—
Changes in assets and liabilities:
Accounts receivable	(138)	(337)
Inventory	—	(1,061)
Prepaid expenses	22	62
Lease liability	2	1
Trade payables and other liabilities	(107)	(810)
Net cash used in operating activities	(9,667)	(13,455)

CASH USED IN INVESTING ACTIVITIES
Purchase of equipment	(401)	(1,328)
Net cash used in investing activities	(401)	(1,328)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from private placement of shares and warrants	9,000	24,417
Share issuance costs	(482)	(602)
Subscription received for private placement	—	679
Net cash provided by financing activities	8,518	24,494

Net change in cash	(1,550)	9,711
Beginning cash balance	10,737	1,026
Ending cash balance	$9,187	$10,737
Supplemental disclosures of non-cash transactions:
Equipment purchases included in trade payables	—	(119)
Share issuance costs for common shares issued	—	188
Shares issued for debt settlement	679	—
Value of common shares issued share issuance costs	—	1,005
Private placement proceeds allocated to warrant liability	8,428	22,972
Accounts receivable settled through share cancellation	75	—

The accompanying notes are an integral part of these consolidated financial statements.

International Battery Metals Ltd.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended March 31, 2026 and 2025

(In thousands)

	Common	Share	Accumulated	Total Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of March 31, 2025	268,992	$66,156	$(39,566)	$26,590
Private placements of shares	67,002	1,250	—	1,250
Shares issued for restricted stock units	2,739	—	—	—
Shares issued for restricted stock awards	4,600	147	—	147
Shares cancelled	(300)	(75)		(75)
Share-based compensation	—	812	—	812
Share issuance costs	—	(482)	—	(482)
Net income for the period	—	—	122	122
Balance as of March 31, 2026	343,033	$67,808	$(39,444)	$28,364

				Total
	Common	Share	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of March 31, 2024	211,381	$63,733	$(36,050)	$27,683
Private placements of shares	56,205	1,445	—	1,445
Shares issued for restricted stock units	313	220	—	220
Shares issued for bonus	14	16	—	16
Share-based compensation	—	1,532	—	1,532
Share issuance costs	1,079	(790)	—	(790)
Net loss for the period	—	—	(3,516)	(3,516)
Balance as of March 31, 2025	268,992	$66,156	$(39,566)	$26,590

The accompanying notes are an integral part of these consolidated financial statements.

International Battery Metals Ltd.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

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

The Company’s current operations consist of the development of a modular direct lithium extraction plant (“MDLE Plant”) which can be rapidly deployed and assembled onsite at a customers’ property. The MDLE Plant is designed to process brine solutions to extract lithium chloride which can be further processed (refined) into lithium carbonate and used for industrial purposes or as a battery component. The Company constructed the initial MDLE Plant ("Initial MDLE Plant") in Lake Charles, Louisiana where it performed feasibility testing and was made available for demonstration to potential customers. The Company is developing the next generation of our MDLE Plant technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production.

On May 1, 2024, the Company entered into a lease agreement with US Magnesium LLC (“US Magnesium”), a producer of metals and minerals including the production of lithium carbonate (the “US Magnesium Lease”). Pursuant to the US Magnesium Lease, the Company mobilized the Initial MDLE Plant to US Magnesium’s facility in Salt Lake City, Utah for the integration of the Initial MDLE Plant with US Magnesium’s existing facilities. The Initial MDLE Plant was used to generate a lithium chloride eluent from a synthetic brine solution generated from prior magnesium production containing lithium in waste salts. The lithium chloride eluent was further processed in US Magnesium’s existing onsite carbonation facilities to produce a high-purity lithium carbonate. On September 25, 2024, due to the low demand and market price of lithium chloride and lithium carbonate and its impact on their desired profitability, US Magnesium decided to idle the Initial MDLE Plant. The Company was not under any obligation to keep the Initial MDLE Plant at the US Magnesium facilities if they were not operating. The Company subsequently moved its Initial MDLE Plant away from the US Magnesium site to an offsite storage facility. Since that time, the Company has been actively marketing the Initial MDLE Plant to potential customers.

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

Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

Functional Currency

The Company has determined that the U.S. dollar is the functional currency for all the Company’s operations since the Company conducts the significant majority of its operations through its U.S subsidiary, IBAT USA, Inc., compensates all of it corporate officers and the board of directors in U.S. dollars and historically the majority of its expenditures are also denominated in U.S. dollars. The Company has maintained limited amounts of Canadian dollars to cover administration expenses associated with the Company’s registration in Canada. For the year ended March 31, 2026, and 2025, the Company recognized net transaction losses of approximately $13,000, and $38,000, respectively, related to currency exchange rates.

Liquidity and Capital Resources

As of March 31, 2026, the Company had an accumulated deficit of approximately $39.4 million and a working capital of approximately $9.2 million. During the year ended March 31, 2026, the Company raised cash in four private placements totaling $9.0 million with EV Metals 7 LLC,EV Metals VI LLC, and EV Metals 9 LLC ("2025 EV Metals Letter Agreement").

Our Initial MDLE Plant was constructed with twelve absorption columns, which form the core of the direct lithium extraction process. In operation, brine flows continuously through these columns, where lithium and chloride ions are selectively captured utilizing IBAT's proprietary media located inside the absorption columns and subsequently eluted to produce a concentrated lithium chloride solution. Our Initial MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates, of approximately 300 gallons per minute of brine, to efficiently recover lithium. However, the Initial MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our Initial MDLE Plant at naturally occurring brine reservoirs in the United States, or internationally, which have brine concentrations in the range of 250 ppm to as high as 800 ppm, although brine concentrations in the Smackover play in Texas and Arkansas are generally estimated to be between 200 and 400 ppm based on publicly published recent brine resource lithium concentrations by a number of resource owners. At 400 ppm, the Initial MDLE Plant can operate at approximately 200 gallons per minute, resulting in output of between 600 and 700 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we have evaluated various customizations that we could implement to increase flow rate and expand the Initial MDLE Plant’s capacity. For example, management has designed a case to optimize the flowrate to fully utilize the twelve-column absorption capacity by adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines. We estimate that the optimized Initial MDLE Plant could increase throughput to approximately 480 gallons per minute, which based on a 400 ppm brine stream, we believe would be capable of producing approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Depending on the level of customization required, we anticipate that we could incur approximately between $2.0 million to $12.0 million of additional capital expenditures in connection with the deployment of the Initial MDLE Plant at a customer’s brine reservoir site. The low-end of this estimate is based on “make-ready expenditures” to adapt the Initial MDLE Plant to the customer’s location and retain the 600 to 700 metric tons per year capacity, while the high-end represents implementing a full range of customizations to upgrade the MDLE Plant to approximately 2,000 metric tons per year capacity of lithium chloride output, on a lithium carbonate equivalent basis. The cash we have on hand as of March 31, 2026 will not be sufficient to fund the high end of these expenditures. We will have to raise additional funds from current or new investors to fund the modifications to the Initial MDLE Plant to allow us to fully recover the current amounts capitalized on our balance sheet.

On July 20, 2025, the Company entered into binding subscription agreements (“Encompass Subscription Agreements”) with Encompass Capital Advisors LLC ("Encompass"), acting for certain fund entities and managed accounts for which Encompass exercises investment discretion, for the purchase of up to 25,765,259 units (the “2025 Encompass Units”) at a price of CAD$0.26625 per unit (USD$0.19406 per unit) for gross proceeds of $5.0 million to the Company (the “2025 Encompass Offering”). Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation, to purchase up to $2.0 million of additional units of the Company, at any time on or before March 31, 2026. Encompass did not exercise its right to purchase any additional units of the Company prior to March 31, 2026. The 2025 Encompass Offering closed on August 5, 2025.

While the cash from the private placements is anticipated to support the Company’s operations, the Company continues to incur operating losses and negative cash flows. The Company has historically relied on raising funds through private placements of the Company’s common units and warrants and there is no assurance that the Company will be able to do so in the future or raise such funds at terms acceptable to the Company. Without additional funds, management believes there would be substantial doubt about the Company’s ability to meet its obligations as they come due over the next twelve months from the issuance date of the financial statements. However, with the working capital the Company has on hand and the proceeds from the private placement with EV Metals, which were received on April 29, 2026 (see Note 18), provide the Company with sufficient funds to meet its obligations as they become due within one year from the date that these consolidated financial statements are issued.

3.
Summary of Significant Accounting Policies

Cash

Cash consists of deposits with financial institutions.

Revenue

During the year ended March 31, 2026 the Company had revenue transactions from three customers for preliminary brine testing. During the year ended March 31, 2025 the Company had revenue from reimbursable costs.

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

Inventory

Inventories are carried at the lower of cost or net realizable value and primarily consist of spare parts for the Initial MDLE Plant. The Company determines the costs for inventory using the weighted average cost method.

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

The Company substantially completed the construction of its Initial MDLE Plant in November 2021. As the Initial MDLE Plant did not commence commercial operations, the Company did not initiate the recognition of depreciation on the Initial MDLE Plant until June 19, 2024, when it was briefly placed into service at US Magnesium. Prior to commencement of operations, the Company utilized the Initial MDLE Plant to perform feasibility studies and as a demonstration plant for potential customers. During these feasibility studies and demonstrations, based on the results, the Company continued to make enhancements to the Initial MDLE Plant and capitalize the associated costs.

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

Share-Based Payments

Share-based payments to employees are measured at the fair value of the instruments issued and recognized over the vesting periods. Certain performance-based RSUs fair market value is based on a Monte Carlo simulation model for relative total shareholder return. Share-based payments to non-employees are measured at the fair value of goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured and are recorded at the date the goods or services are received. The fair value of options is determined using the Black-Scholes Option Pricing Model which incorporates vesting conditions. The number of shares and options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the estimated number of equity instruments that will eventually vest. Over the vesting period, share-based payments are recorded as an operating expense and additional paid-in capital. When options are exercised, the consideration received is recorded as additional paid-in capital.

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

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification. Warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. Warrants that require or may require the settlement in cash are accounted for as liabilities, irrespective of the likelihood of the transaction occurring that triggers the cash settlement feature. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of income (loss). Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

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

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company did not have any outstanding payable balances with related parties on March 31, 2026.

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

The Company does not currently generate product revenues and has generated minimal service revenues and, therefore, does not have separate segment-level financial information. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial statements or related disclosures, other than the inclusion of additional qualitative information related to its single reportable segment.

Accounting Standards Issued but Not Yet Effective

In November 2024, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU enhances existing disclosures to better assess the company’s operating expenses. The ASU is effective for annual periods beginning after December 15, 2026. This ASU is applicable to the Company's fiscal year beginning April 1, 2027 and we are currently evaluating the effect the guidance will have on our consolidated financial statements.

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

Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances existing income tax disclosures to better assess how an entity’s operation and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual periods beginning after December 15, 2024. The Company's adopted this standard retrospectively during the current year and there was no material impact.

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

Significant judgment, estimates and assumptions that affect reported amounts of assets and liabilities are outlined below:

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
•
The evaluation of the fair value of financial instruments, including the Company’s warrants, certain restricted stock units, and options to purchase common shares requires judgment in selecting the appropriate methodologies and models, and evaluating the ranges of assumptions and financial inputs to calculate estimates of fair value.
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
5.
Accounts Receivable

The Company’s accounts receivables as of March 31, 2026 and March 31, 2025 are as follows (in thousands):

	March 31,	March 31,
	2026	2025
Accounts receivable, net of allowance	$70	$447
Sales tax refunds	20	12
	$90	$459

6.
Other Assets

The Company’s other assets as of March 31, 2026 and March 31, 2025 are as follows (in thousands):

	March 31,	March 31,
	2026	2025
Prepaid insurance	66	107
Rental deposit	13	9
Other	172	157
Total other assets	$251	$273

7.
Plant and Equipment

The Company’s plant and equipment as of March 31, 2026 and March 31, 2025 are as follows (in thousands):

	March 31,	March 31,
	2026	2025
Initial MDLE Plant	$29,449	$29,429
Equipment	921	544
Office equipment	37	33
	30,407	30,006
Less: accumulated depreciation	3,565	1,556
	$26,842	$28,450

Depreciation expense for the years ended March 31, 2026 and 2025 was $2.0 million and $1.6 million, respectively. The Initial MDLE Plant was mobilized to a customer site in June 2024, and depreciation began upon commencement.

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

Additionally, the Company has filed additional patents to expand its intellectual property for the development of lithium extraction technologies. The Company’s intangible assets as of March 31, 2026, are as follows (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Remaining
	Assets	Amortization	Assets	Life (Years)
Intellectual property	$9,276	$(7,095)	$2,181	2.0
Patents	11	(2)	9	15.7
	$9,287	$(7,097)	$2,190

The Company’s intangible assets as of March 31, 2025, are as follows (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Remaining
	Assets	Amortization	Assets	Life (Years)
Intellectual property	$9,276	$(6,019)	$3,257	3.5
Patents	11	(2)	9	16.5
	$9,287	$(6,021)	$3,266

9.
Operating Lease

The Company entered into a sub-lease agreement for office space in Houston, Texas, commencing July 1, 2022, for a term of twenty-nine months at a monthly lease payment of $8,495. The lease liability is calculated using an incremental borrowing rate of 5.65%. The Houston lease ended on November 30, 2024.

The Company entered into a new sub-lease agreement for office space in Plano, Texas, commencing on November 16, 2024, for a term of thirty-four months at an average lease payment of $8,729. The lease liability is calculated using an incremental borrowing rate of 6.83%. Lease costs for the three months and year ended March 31, 2026 and 2025 are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Operating lease costs	$112	$99
Variable lease costs	8	53
Short-term lease costs	22	108
	$142	$260

The Company has elected not to recognize a lease liability for leases with an expected term of 12 months or less. Additionally, certain variable lease payments are not permitted to be recognized as lease liabilities and are recognized in profit and loss as incurred. Lease balance sheet information as of March 31, 2026 and March 31, 2025 is as follows (in thousands):

	March 31,	March 31,
	2026	2025
Assets:
Operating lease right-of-use asset	$141	$232
Liabilities:
Lease obligation, current	99	89
Lease obligation, long-term	44	143
Total operating lease liabilities	$143	$232

10.
Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, with the fair value hierarchy as of March 31, 2026 and March 31, 2025 (in thousands):

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$9,968	$—	$9,968	$—

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$15,151	$—	$15,151	$—

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

On July 20, 2025, the Company entered into the Subscription Agreements with certain entities managed or sub managed by Encompass Capital Advisors LLC (“Encompass”), a beneficial owner of more than 5% of the Company’s securities, for the purchase of up to 25,765,259 units at a price of CAD$0.26625 per unit (USD$0.19406 per unit) for gross proceeds of $5.0 million to the Company (the “Encompass Offering”). The 2025 Encompass Offering closed on August 5, 2025. Each 2025 Encompass Unit consists of one Common Share and one warrant, with each warrant entitling the holder to purchase one additional Common Share for a period of three years from the closing date of the 2025 Encompass Offering at an exercise price of CAD$0.355 per share. In addition, the Company has agreed to grant Encompass the right but not the obligation to purchase up to $2.0 million additional units of the Company at any time on or before December 31, 2025. Encompass did not exercise its right to purchase any additional units of the Company prior to December 31, 2025.

On July 20, 2025, the Company entered into amended and restated registration rights agreements (“A&R Registration Rights Agreements”) which amended the Registration Rights Agreements with each of EV Metals and Encompass. Pursuant to the A&R Registration Rights Agreements, we have agreed to use our reasonable best efforts to cause this Registration Statement to be declared effective as promptly as reasonably practicable but in no event later than July 20, 2026. In addition, pursuant to the Encompass A&R Registration Rights Agreement, upon the closing of the 2025 Encompass Offering we have agreed that, upon request of Encompass, we will use our commercially reasonable efforts to (i) file a registration statement registering the Common Shares to be issued at closing of the 2025 Encompass Offering, including the Common Shares issuable upon exercise of the warrants which form a part of the 2025 Encompass Units within 90 days and (ii) have such registration statement declared effective as promptly as reasonably practicable following the filing thereof but in no event later than 60 days if the registration statement is not reviewed by the SEC or 180 days if subject to review. The A&R Registration Rights Agreements provide that, subject to certain requirements and customary conditions, each of EV Metals and Encompass will have “piggy-back” registration rights with respect to underwritten offerings by us and other shareholders. In addition, upon the request of EV Metals, we have agreed to take necessary steps to facilitate up to two underwritten offerings which must occur prior to the third anniversary of the effective date of the Company's registration statement on Form S-1; provided that the aggregate price of such offering is expected to be $25 million or less.

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

On February 28, 2025, the Company entered into a letter agreement (the “2025 EV Metals Letter Agreement”) with EV Metals 7 LLC (“EV Metals”), a company controlled by Jacob Warnock, a director of the Company, agreeing to the principal terms and conditions upon which EV Metals, directly or through one or more of its subsidiaries or affiliates, could complete one or more transactions to purchase up to $15.0 million of units (the “2025 Offering”), which each unit (the “2025 Units”) consisting of one Common Share of stock and one warrant to purchase a Common Share. On March 2, 2025, two entities controlled by EV Metals, EV Metals 7 LLC and EV Metals VI LLC, entered into binding subscription agreements for the purchase of a portion of the 2025 Offering. The first closing of the 2025 Offering occurred on March 31, 2025 for gross proceeds of $7.55 million and the second closing of the 2025 Offering occurred on April 11, 2025 for gross proceeds of $679,000, which are reflected in Obligation to issue shares as a liability. In connection with the two closings, EV Metals 7 LLC and EV Metals VI LLC acquired a total of 27,739,348 (25,393,475 in the first closing and 2,345,873 in the second closing) and 690,979 2025 Units, respectively. The pricing of the 2025 Units was CAD$0.4168 per share (USD$0.2894 per share), which was based on the five-day trading average of the Common Shares on the TSXV, less a discount of 25% (the maximum allowable discount permitted by the rules of the TSXV).

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

Weighted-average Common Shares Outstanding

(in thousands, except per share amounts)	Year Ended March 31,
	2026	2025
Net income (loss)	$122	$(3,516)
Weighted average number of shares:
Issued common shares at beginning of period	268,993	211,381
Effect of common shares issued during period	27,642	27,050
Weighted average number of shares basic	296,635	238,431
Assumed exercise of warrants	663	—
Assumed exercise of stock options	—	—
Assumed restricted share award	1,298	—
Assumed restricted share units	2,431	—
Weighted average number of shares diluted	301,027	238,431
Net income (loss) per share, basic	$0.00	$(0.01)
Net income (loss) per share, diluted	$0.00	$(0.01)

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share for the years ended March 31, 2026 and 2025 are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Warrants to purchase common shares	105,879	69,629
Options to purchase common shares	1,300	12,283
Restricted share units	16,752	6,733
	123,931	88,645

Equity Incentive Plans

On December 17, 2025, the Company adopted the 2025 Omnibus Equity Incentive Plan (the “Omnibus Plan”) which provides for the issuance of up to 62,394,661 Common Shares plus any shares forfeited or cancelled under the Company’s Prior Plans (as defined below). Pursuant to the Omnibus Plan, the Company can issue Options, Restricted Share Awards (RSAs), Restricted Share Units (RSUs), Performance Share Units (PSUs), Deferred Share Units (DSUs), Stock Appreciation Rights (SARs) and Dividend-Equivalent Rights.

On December 18, 2025, the Company granted RSAs to the Board of Directors under the Omnibus Plan with four directors each receiving 1,149,954 RSAs. The closing price on December 18, 2025 was CAD$0.16 and the cumulative value of these RSAs are approximately $517,000. The vesting period for these RSAs is one year and will be expensed over the vesting period. As of March 31, 2026, the Company had 4,599,816 RSAs outstanding under the Omnibus Plan.

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

Stock Options

The Company previously had the “Stock Option Plan which provided the Company the ability to issue options up to 10% of the number of common shares of the Company issued and outstanding as of each award date, inclusive of all common shares reserved for issuance pursuant to previously granted stock options. Options had a maximum term of ten years from date of issue and vesting was determined by the Board. As of December 17, 2025, there were 6.2 million options outstanding under the Stock Option Plan. Upon adoption of the Omnibus Plan, the Stock Option Plan was frozen and no new options may be issued pursuant to the Stock Option Plan.

The Company’s has historically issued options utilizing Canadian dollars (CAD$) for the strike price as the Company’s principle public listing of common shares is reported on the TSXV utilizing CAD$. There were no options issued during the three months ended March 31, 2026. The following table summarizes information regarding the options including the historical CAD$ strike prices during the year ended March 31, 2026:

		Weighted-	Weighted-
		Average	Average
	Options	Exercise	Exercise
	Outstanding	Price	Life (years)
	(thousands)	(CAD$)
Balance as of March 31, 2025	12,283	$1.04	3.1
Granted	-	-
Expired	(4,899)	0.38
Forfeited	(6,084)	1.17
Balance as of March 31, 2026	1,300	$0.88	2.77

The share-based compensation for the years ended March 31, 2026 and 2025 was approximately $0.9 million and $1.8 million, respectively. Share-based compensation is included in general and expenses in the consolidated financial statements. There were no proceeds for option exercises during fiscal the three months ended March 31, 2026 and 2025. As of March 31, 2026, unrecognized compensation expense associated with unvested options granted and outstanding is less than $0.1 million to be recognized over the remaining period of 1.0 years.

Restricted Share Units

The Company previously had the RSU Plan which provided the Company with the ability to issue RSUs covering up to 20,577,824 common shares, inclusive of all common shares reserved for issuance pursuant to previously granted RSUs. Upon adoption of the Omnibus Plan, the RSU Plan was frozen and no new RSUs may be issued pursuant to the RSU Plan.

On February 4, 2026, the Company granted 15,140,352 RSUs to members of management. 2,087,683 of the RSUs vest on the first anniversary of the grant date. The value of the 2,087,683 RSUs is $206,386 and will be expensed over the vesting period. 50% of 4,089,298 RSUs shall vest upon the Issuer achieving a $750 million market capitalization over a 60 day volume weighted average trading price and the remaining 50% shall vest upon the Issuer achieving $1.5 billion market capitalization over a 60 day volume weighted average trading price. The value of the 4,089,298 RSUs is $295,478 which will vest between 2.5 and 3.0 years from the date of grant. 50% of 7,963,371 RSUs shall vest upon the Issuer achieving an annualized EBITDA of $25 million and the remaining 50% shall vest upon the Issuer achieving an annualized EBITDA of $50 million. The remaining 1,000,000 RSUs will vest in full 60 days following the Issuer's successful listing on a major stock exchange.

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

On April 7, 2025, the Company granted 3,000,000 RSUs to a member of management. 1,000,000 of the RSUs vest on the first anniversary of the grant date. The value of the 1,000,000 RSUs is $550,000 and will be expensed over the vesting period. The remaining 2,000,000 RSUs vest upon the Company entering into an executed agreement for the deployment three MDLE Plants, including the Initial MDLE Plant .

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

On August 20, 2024, the Company granted 4,227,630 performance-based RSUs of which 300,000 RSUs vested upon issuance. The Company evaluated both the probability of achieving each of the performance targets and the time required to determine the estimated vesting schedule and valuation of the RSUs. During the year ended March 31, 2026, the Company recognized approximately $185,000 of compensation expense for the RSUs which is included in selling, general and administrative expenses in the consolidated financial statements. The remaining 3,927,630 unvested RSUs were forfeited on April 7, 2025.

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

Warrants

The Company has historically issued warrants utilizing CAD$ for the strike price as the Company’s principle public listing of common shares is reported on the TSXV utilizing CAD$. The following table summarizes information regarding the warrants including the historical CAD$ strike prices during the periods ended March 31, 2026 and 2025:

	Warrants	Weighted- Average Exercise	Weighted- Average Exercise
	Outstanding	Price	Life (years)
	(thousands)	(CAD$)
Balance as of March 31, 2024	13,424	$1.09
Granted	56,205	0.82
Balance as of March 31, 2025	69,629	0.82	2.2
Granted	67,002	0.35
Expired	(4,325)	0.82
Balance as of March 31, 2026	132,306	$0.54	2.9

As the strike price of the warrants is stated in a currency, Canadian dollars, which is different than the Company’s functional currency, the warrants are treated as a liability in the consolidated balance sheets. The outstanding warrant liability as of March 31, 2026 and March 31, 2025, was approximately $10.0 million and $15.2 million, respectively. During the year ended March 31, 2026 and 2025, the Company recognized a gain for the change in fair value of the warrants of approximately $16.5 million and $13.2 million respectively. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	As of March 31,
	2026	2025
Risk-free interest rate	2.9%	2.5%
Expected volatility	128%	143%
Expected life (years)	2.9	2.2
Expected dividend yield	0.0%	0.0%

12.
Licensing Agreements with Related Parties

The Company is party to two licensing agreements (collectively, the "Ensorica Licensing Agreements") with Ensorcia Metals Corporation, a British Virgin Islands corporation, and entities it controls: (i) a licensing agreement dated November 7, 2018, with Sorcia Minerals LLC, covering Chile, and (ii) a licensing agreement dated November 20, 2018, with Ensorica Argentina LLC, covering Argentina. Each agreement, as amended, grants the respective licensee an exclusive license to use the Company's technology within the applicable territory. Under each agreement, the Company is irrevocably appointed as the exclusive provider of technology, systems, equipment, and related services within the applicable territory. As consideration, each agreement provides the Company with a 6% royalty based on the Netback Sales Price (as defined therein) and a 10% participation interest in each project, as defined under the Ensorcia Licensing Agreements. We have the right to terminate either agreement if the first extraction system in the applicable territory is not installed and operational by December 31, 2028. The Ensorcia Licensing Agreements include other customary terms and conditions. The counterparties to these agreements are controlled by Daniel Layton, who also controls Ensorcia Metals Corporation, a holder of more than 5% of the Company's outstanding Common Shares.

The Company is party to a licensing agreement, dated March 30, 2023, with Entec LLC, a Delaware limited liability company (the “Entec Licensing Agreement”). The Entec Licensing Agreement grants Entec, a non-exclusive, world-wide license (excluding Argentina and Chile) to the Company's patents, trade secrets, and other proprietary rights solely for the extraction of lithium salts from brine and for the sale of products derived therefrom. For the first project, Entec has agreed to provide the Company with a royalty equal to 6% of the Netback Sales Price (as defined therein) and to grant the Company a 10% participation interest in the project, with subsequent projects subject to comparable or more favorable terms. . Entec may sub-license to its affiliates without the Company's prior consent but requires the Company's written consent for any other sublicense. Entec is also controlled by Mr. Layton.

13.
Employee Benefit Plans

The Company participates in a defined contribution retirement plan sponsored by its professional employer organization (“PEO”). Eligible employees may make voluntary contributions to the plan pursuant to Section 401(k) of the Internal Revenue Code. The Company matches participant contributions up to 3% of eligible compensation, subject to statutory limits. Company matching contributions are expensed as incurred. During the year ending March 31, 2026, the Company expensed $53 thousand of matching contributions. There were no similar contributions during the year ended March 31, 2025.

14.
Income Taxes

Provision for Income Taxes

The Company is incorporated in and subject to taxation in Canada and provincially British Columbia. As the Company primarily operates through its United States subsidiary, with its operations headquarters in Texas and its initial commercial operations in Utah, these jurisdictions are also subject to taxation.

Net income (loss) before tax expense was comprised of the following for the periods indicated (in thousands):

	Year Ended March 31,
	2026	2025
United States	$(10,011)	$(10,484)
Canada	10,133	6,968
Income (Loss) before income tax	$122	$(3,516)

The provision for income tax (benefit) differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory tax rates. A reconciliation of the statutory versus effective rates are as follows (amounts in thousands):

	Year Ended March 31,
	2026		2025
Income tax (benefit) at statutory rate (Canada)	$18	15%	$(527)	15%
Impact of Canadian provincial rate	-	-%	-	-%
Nontaxable or nondeductible items	-	-%	338	(10)%
Increase in valuation allowance	1,204	987%	1,706	(49)%
Nontaxable gain on warrant obligations	(3,675)	(3,012)%	(3,291)	94%
Change in statutory, foreign exchange rates and other	(175)	(143)%	-	-%
Other	(127)	(104)%	69	(2)%
Foreign income tax effects
United States of America
Tax rate differential	601	493%	629	(18)%
Nontaxable or nondeductible items	6	5%	-	-%
Increase in valuation allowance	1,858	1,523%	2,137	(61)%
Adjustments to prior years' provision	290	238%	(1,061)	30%
Income tax benefit, net	$-	-%	$-	-%

The significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of March 31,
	2026		2025
Non-capital loss carryforward	$8,448		$7,449
Basis differences in fixed assets	(769)		(990)
Intangible assets	2,611		766
Accruals and reserves	226		233
Share issuance costs	1,389		1,163
Interest limitation	-		237
Capital losses	2		2
	11,907	-	8,860
Less: Valuation allowance	(11,907)		(8,860)
Net deferred tax assets	$-		$-

As of March 31, 2026, the Company had non-capital tax loss carryforwards in Canada of approximately $19.9 million which can be applied to reduce future Canadian taxable income and will expire between 2031 and 2046. Additionally, the Company had net operating tax loss carryforwards in the United States of $14.7 million, which may be carried forward indefinitely to reduce future U.S. taxable income. The valuation allowance increased $3.1 million during the year ended March 31, 2026.

15.
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

16.
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

Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and the U.S. dollar will affect the Company’s operations and financial results. The operating results and financial position of the Company are reported in U.S. dollars. As of March 31, 2026, the Company held approximately $151,000 of Canadian cash and trade payables and other liabilities of $83,000 denominated in Canadian dollars.

Other risks

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate risk and commodity price risk arising from financial instruments.

17.
Segment Information

The Company operates as a single reportable segment, which reflects the manner in which the Chief Operating Decision Maker ("CODM") manages the business, allocates resources, and evaluates performance. The Company's CODM is our CEO. The Company’s activities to date have been limited to research and development and pre-commercialization activities and it has not generated any revenue from product sales or services.

Significant Expense Categories

As required by ASU 2023-07, the Company discloses significant segment expense categories that are regularly provided to the CODM. These categories, which represent the major costs incurred in the development of the Company’s technology and operations, are as follows:

	Year Ended March 31,
Expense Category	2026	2025
General and administrative	$7,501	$7,290
Stock-based compensation	$959	$1,752
Other operating expenses	$2,078	$3,533

The CODM reviews these expenses as part of the consolidated financial results. No other measures of segment profit or loss, or assets, are provided to the CODM.

Geographic Information

All operations and assets are located in the United States. As of March 31, 2026, the Company does not have revenue or long-lived assets located outside the United States.

18.
Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to March 31, 2026 to the date these financial statements were issued and has determined the following subsequent events to disclose in these financial statements.

On April 29, 2026, the Company and EV Metals 9 LLC (“EV Metals 9”), a company controlled by Jacob Warnock, a director of the Company, in connection with the 2025 EV Metals Letter Agreement purchased 34,315,465 units priced at $0.08 per unit (CAD$0.109) for gross proceeds to the Company of $2.8 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.148 which expires four years from the date of issuance. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

On May 14, 2026, the Company granted 2,000,000 RSUs to members of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 2,000,000 RSUs is $146,800 and will be expensed over the vesting period.

On May 19, 2026, the Company granted 200,000 RSUs to certain employees. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 200,000 RSUs is $19,000 and will be expensed over the vesting period.