Form 10-Q
period 2026-06-30
INTERNATIONAL BATTERY METALS LTD.
filed 2026-08-12
CIK 1786318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 379,001,682 shares of common stock, no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

International Battery Metals Ltd.

Condensed Consolidated Balance Sheets

As of June 30, 2026 and March 31, 2026

(In thousands)

	June 30,	March 31,
	2026	2026
	(Unaudited)
Assets
Current assets
Cash	$9,441	$9,187
Accounts receivable, net	58	90
Supply inventory	1,061	1,061
Other current assets	245	251
Total current assets	10,805	10,589

Plant and equipment, net	26,341	26,842
Intangible assets, net	1,921	2,190
Right of use asset	116	141
Total assets	$39,183	$39,762

Current liabilities
Accounts payable	$187	$395
Accrued liabilities	489	892
Lease obligation, current	100	99
Total current liabilities	776	1,386

Warrant liability	9,790	9,968
Lease obligation, long-term	20	44
Total liabilities	10,586	11,398

Commitments and contingencies (Note 15)

Shareholders' equity
Share capital, no par 378,001 and 343,033 common shares issued and outstanding, respectively, as of June 30, 2026 and March 31, 2026, respectively	68,069	67,808
Accumulated deficit	(39,472)	(39,444)
Total shareholders' equity	28,597	28,364
Total liabilities and shareholders' equity	$39,183	$39,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Condensed Consolidated Statements of Income (Loss)(Unaudited)

For the Three Months Ended June 30, 2026 and 2025

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2026	2025
REVENUE
Service	$120	$7
Total Revenue	120	7

COST OF REVENUE
Cost of revenue	3	1
Gross margin	117	6

OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	409	600
Selling, general and administrative expenses, excluding depreciation	1,843	2,277
Amortization of intangible assets	269	269
Depreciation	503	498
Operating loss	(2,907)	(3,638)
Change in fair value of warrant liability	2,883	5,323
Other income (loss)	(4)	3
Net income (loss) before income tax provision	(28)	1,688
Net income (loss)	$(28)	$1,688

Net income (loss) per share, basic	$(0.00)	$0.01
Net income (loss) per share, diluted	$(0.00)	$0.01

Weighted average shares outstanding, basic	361,957	271,055
Weighted average shares outstanding, diluted	361,957	277,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

(In thousands)

	Three Months Ended June 30,
	2026	2025
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(28)	$1,688
Adjustments to reconcile net income (loss) to cash used in operating activities:
Share-based compensation	369	(276)
Amortization of intangible assets	269	269
Depreciation	503	498
Change in fair value of warrant liability	(2,883)	(5,323)
Changes in assets and liabilities:
Accounts receivable	33	(61)
Prepaid expenses	7	7
Trade payables and other liabilities	(611)	(136)
Net cash used in operating activities	(2,341)	(3,334)

CASH USED IN INVESTING ACTIVITIES
Purchase of equipment	(2)	(351)
Net cash used in investing activities	(2)	(351)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
Proceeds from private placement of shares and warrants	2,771	-
Share issuance costs	(155)	(27)
Payments for taxes withheld of vested stock awards	(19)	-
Net cash provided by (used in) financing activities	2,597	(27)

Net change in cash	254	(3,712)
Beginning cash balance	9,187	10,737
Ending cash balance	$9,441	$7,025

Supplemental disclosures of non-cash transactions:
Equipment purchases included in trade payables	$-	$3
Shares issuance costs included in trade payable and other liabilities	-	34
Private placement proceeds allocated to warrant liability	2,705	679

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

(In thousands)

	Common	Share	Accumulated	Total Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of March 31, 2026	343,033	$67,808	$(39,444)	$28,364
Private placements of shares	34,315	66	—	66
Shares issued for restricted stock units	850	—	—	—
Shares issued for restricted stock awards	—	128	—	128
Shares cancelled	(197)	(19)	—	(19)
Share-based compensation	—	241	—	241
Share issuance costs	—	(155)	—	(155)
Net loss for the period	—	—	(28)	(28)
Balance as of June 30, 2026	378,001	$68,069	$(39,472)	$28,597

				Total
	Common	Share	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance as of March 31, 2025	268,992	$66,156	$(39,566)	$26,590
Private placements of shares	2,346	8	—	8
Share-based compensation	—	(276)	—	(276)
Share issuance costs	—	(61)	—	(61)
Net income for the period	—	—	1,688	1,688
Balance as of June 30, 2025	271,338	$65,827	$(37,878)	$27,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

International Battery Metals Ltd.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

1.
Organization and Description of the Business

International Battery Metals Ltd. (the “Company”) was incorporated under the Business Corporations Act (British Columbia) on July 29, 2010. The Company trades on the TSX Venture Exchange in Canada under the stock symbol “IBAT”. The Company also trades on the Over-The-Counter Markets (“OTC”) in the United States of America under the stock symbol “IBATF”. The Company’s registered and records office is located at 300 - 638 Smithe Street, Vancouver, BC V6B 1P3.

The Company is an advanced technology and manufacturing business focused on environmentally responsible methods of extracting lithium compounds from brine. The Company seeks to provide its technology and equipment to holders of resource properties such as oilfield brines, subsurface brine aquifers and industrial customers who have lithium rich brine by products from their operations. The Company’s proprietary extraction process is environmentally friendly, low cost and able to produce high-quality commercial grade lithium chloride products.

The Company’s current operations consist of the development of a modular direct lithium extraction plant (“MDLE Plant”) which can be rapidly deployed and assembled onsite at a customer's property. The MDLE Plant is designed to process brine solutions to extract lithium chloride which can be further processed (refined) into lithium carbonate and used for industrial purposes or as a battery component. The Company constructed the first demonstration MDLE Plant in Lake Charles, Louisiana where it performed feasibility testing and was made available for demonstration to potential customers. The Company is currently marketing the current MDLE Plant to potential customers and developing the next generation of our MDLE Plant technology which we anticipate could provide customers with additional options for processing brine solutions and increasing lithium chloride production.

2.
Basis of Presentation

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The condensed consolidated statements furnished reflect all normal adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The condensed consolidated financial statements include the results of the Company and its subsidiaries. A subsidiary is consolidated from the date upon which control is acquired by the Company and all intercompany transactions and balances have been eliminated.

Functional Currency

The Company has determined that the U.S. dollar is the functional currency for all the Company’s operations since the Company conducts the significant majority of its operations through its U.S subsidiary, IBAT USA, Inc., compensates all of it corporate officers and the board of directors in U.S. dollars and historically the majority of its expenditures are also denominated in U.S. dollars. The Company has maintained limited amounts of Canadian dollars to cover administration expenses associated with the Company’s registration in Canada. The Company has limited exposure to exchange rate fluctuations, and for the three months ended June 30, 2026 and 2025, the Company recognized net transaction losses of approximately $4,000 and $1,000, respectively, related to currency exchange rates.

Liquidity and Capital Resources

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of approximately $39.5 million and working capital of approximately $10.0 million. During the three months ended June 30, 2026, the Company raised additional cash in a private placement totaling $2.8 million. The Company raised approximately $9.0 million through four private placements during the year ended March 31, 2026. Cash from these private placements and existing working capital is anticipated to support the Company’s operations for at least twelve months from the date of these financial statements which alleviates the substantial doubt that the Company would continue as a going concern; however, the Company continues to incur operating losses and negative cash flows. The Company has historically relied on raising funds through private placements of the Company’s common units and warrants and there is no assurance that the Company will be able to do so in the future or raise necessary funds at terms acceptable to the Company.

Our existing MDLE Plant was constructed with twelve absorption columns, which form the core of the direct lithium extraction process. In operation, brine flows continuously through these columns, where lithium and chloride ions are selectively captured utilizing IBAT's proprietary media located inside the absorption columns and subsequently eluted to produce a concentrated lithium chloride solution. Our MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates, of approximately 300 gallons per minute of brine, to efficiently recover lithium. However, the MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our existing MDLE Plant at naturally occurring brine reservoirs either in the United States, which have brine concentrations in the range of 250 ppm to as high as 800 ppm, or in the Middle East, where brine concentrations are expected to be approximately 400 ppm, although brine concentrations in the Smackover play in Texas and Arkansas are generally estimated to be between 200 and 400 ppm based on publicly published recent brine resource lithium concentrations by a number of resource owners. At 400 ppm, the MDLE Plant can operate at approximately 200 gallons per minute, resulting in output of between 600 and 700 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we have evaluated various customizations that we could implement to increase flow rate and expand the MDLE Plant’s capacity. For example, management has designed a case to optimize the flowrate to fully utilize the twelve-column absorption capacity by adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines. We estimate that the optimized MDLE Plant could increase throughput to approximately 480 gallons per minute, which based on a 400 ppm brine stream, we believe would be capable of producing approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis. Depending on the level of customization required, we anticipate that we could incur between $2.0 million to $12.0 million of additional capital expenditures in connection with the deployment of the MDLE Plant at a customer’s brine reservoir site. The low-end of this estimate is based on “make-ready expenditures” to adapt the MDLE Plant to the customer’s location and retain the 600 to 700 metric tons per year capacity, while the high-end represents implementing a full range of customizations to upgrade the MDLE Plant to approximately 2,000 metric tons per year capacity of lithium chloride output, on a lithium carbonate equivalent basis. The cash on hand as of June 30, 2026 will not be sufficient to fund the high end of these expenditures. Additional funds from current or new investors will be necessary to fund the modifications to the MDLE Plant to allow us to fully recover the current amounts capitalized on our balance sheet.

3.
Summary of Significant Accounting Policies

Cash

Cash consists of deposits with financial institutions.

Revenue

During the three months ended June 30, 2026 the Company had three revenue transactions for preliminary brine testing. During the three months ended June 30, 2025 the Company had one revenue transaction from preliminary brine testing.

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

Supply Inventory

Inventories are carried at the lower of cost and net realizable value and primarily consist of spare parts for the MDLE Plant. The Company determines the costs for inventory using the weighted average cost method. There were no adjustments made to inventory valuation during the three months ended June 30, 2026 and 2025.

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

The fair value of financial assets and financial liabilities at amortized cost is determined based on discounted cash flow analysis or using prices from observable current market transactions. The Company considers that the carrying amount of all its financial assets and financial liabilities recognized at amortized cost in the condensed consolidated financial statements approximates their fair value due to the demand nature or short-term maturity of these instruments. Cash is measured using level 1 of the fair value hierarchy. Financial assets do not include amounts due from a government agency as it is a statutory (not contractual) obligation.

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

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the Company’s incremental borrowing rate. The lease liability is subsequently increased by the interest cost on the lease liability and decreased by lease payments made. It is remeasured when there is a change in future lease payments arising from a change in an index or rate, or changes in assessment of whether a purchase or extension option is reasonably certain to be exercised or a termination option is reasonably certain not to be exercised. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The Company recognizes the lease payments associated with these leases as an expense on a straight-line basis over the lease term.

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

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company did not have any outstanding payable balances with related parties on June 30, 2026.

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

The Company does not currently generate significant product or service revenues and, therefore, does not have separate segment-level financial information.

Accounting Standards Issued but Not Yet Effective

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of specific expense categories in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU No. 2025-01 to clarify that this guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU is applicable to the Company's fiscal year beginning April 1, 2027 for annual disclosures and April 1, 2028 for interim disclosures. We are currently evaluating the effect of this guidance on our consolidated financial statements.

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

4.
Significant Accounting Judgments, Estimates and Assumptions

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the condensed consolidated financial statements and reported amounts of income and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. However, actual outcomes can differ from these estimates.

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
•
The evaluation of the fair value of financial instruments, including the Company’s warrants and options to purchase common shares requires judgment in selecting the appropriate methodologies and models, and evaluating the ranges of assumptions and financial inputs to calculate estimates of fair value.
•
These condensed consolidated financial statements have been prepared on a basis which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. In assessing whether this assumption is appropriate, management takes into account all available information about the future, which is at least, but not limited to, 12 months from the date of issuance of these condensed consolidated financial statements. This assessment is based upon planned actions that may or may not occur for a number of reasons, including the Company’s own resources and external market conditions.
5.
Accounts Receivable

The Company’s accounts receivables as of June 30, 2026 and March 31, 2026 are as follows (in thousands):

	June 30,	March 31,
	2026	2026
Accounts receivable	$55	$70
Sales tax refunds	3	20
	$58	$90

The Company had no credit losses for the three months ended June 30, 2026 and 2025.

6.
Other Assets

The Company’s other assets as of June 30, 2026 and March 31, 2026 are as follows (in thousands):

	June 30,	March 31,
	2026	2026
Prepaid insurance	$54	$66
Rental deposit	13	13
Retainers	58	58
Technology licenses	47	62
Other	73	52
Total other assets	$245	$251

7.
Plant and Equipment

The Company’s plant and equipment as of June 30, 2026 and March 31, 2026 are as follows (in thousands):

	June 30,	March 31,
	2026	2026
Existing MDLE Plant	$29,449	$29,449
Equipment	921	921
Office equipment	39	37
	30,409	30,407
Less: accumulated depreciation	4,068	3,565
	$26,341	$26,842

Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.5 million and $0.5 million, respectively. The MDLE Plant was mobilized to a customer site in June 2024, and depreciation began upon commencement of operations.

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

Additionally, the Company has filed additional patents to expand its intellectual property for the development of lithium extraction technologies. The Company’s intangible assets as of June 30, 2026, are as follows (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Remaining
	Assets	Amortization	Assets	Life (Years)
Intellectual property	$9,276	$(7,364)	$1,912	1.8
Patents	11	(2)	9	15.5
	$9,287	$(7,366)	$1,921

The Company’s intangible assets as of March 31, 2026, are as follows (in thousands):

				Weighted
				Average
	Gross	Accumulated	Net	Remaining
	Assets	Amortization	Assets	Life (Years)
Intellectual property	$9,276	$(7,095)	$2,181	2.0
Patents	11	(2)	9	15.7
	$9,287	$(7,097)	$2,190

Amortization expense for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.3 million, respectively.

9.
Operating Lease

The Company entered into a sub-lease agreement for office space in Plano, Texas, commencing on November 16, 2024, for a term of thirty-four months at an average lease payment of $8,729. The lease liability is calculated using an incremental borrowing rate of 6.83%. Lease costs for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease costs	$31	$26
Variable lease costs	12	-
Short-term lease costs	-	18
	$43	$44

The Company has elected not to recognize a lease liability for leases with an expected term of 12 months or less. Additionally, certain variable lease payments are not permitted to be recognized as lease liabilities and are recognized in profit and loss as incurred. Lease balance sheet information as of June 30, 2026 and March 31, 2026 is as follows (in thousands):

	June 30,	March 31,
	2026	2026
Assets:
Operating lease right-of-use asset	$116	$141
Liabilities:
Lease obligation, current	100	99
Lease obligation, long-term	20	44
Total operating lease liabilities	$120	$143

10.
Fair Value Measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, with the fair value hierarchy as of June 30, 2026 and March 31, 2026 (in thousands):

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$9,790	$—	$9,790	$—

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$9,968	$—	$9,968	$—

11.
Shareholders Equity

Authorized

Authorized share capital: an unlimited number of common shares with no par value.

Issued and Outstanding

On April 29, 2026, the Company and EV Metals (collectively EV Metals VI LLC, EV Metals 7 LLC, EV Metals 8 LLC, and or EV Metals 9 LLC, companies controlled by Jacob Warnock, a director of the Company and a related party), in connection with the 2025 EV Metals Letter Agreement purchased 34,315,465 units priced at $0.08 per unit (CAD$0.109) for gross proceeds to the Company of $2.8 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.148 which expires four years from the date of issuance. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

On February 23, 2026, the Company and EV Metals, in connection with the 2025 EV Metals Letter Agreement purchased 26,427,053 units priced at $0.08 per unit (CAD$0.104) for gross proceeds to the Company of $2.0 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.14 which expires four years from the date of issuance. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

On October 30, 2025, the Company and EV Metals, came to an agreement under the 2025 EV Metals Letter Agreement for EV Metals to acquire an additional 12,464,000 units priced at $0.16 per unit (CAD$0.255) for gross proceeds to the Company of $2.0 million. Each unit consists of one Common Share and one warrant to purchase a Common Share. Each Warrant, which expires four years from the date of issuance, entitles the holder to purchase one Common Share at a price of CAD$0.30 which expires four years from the date of issuance. As part of this offering, the Company paid Mr. Warnock a structuring fee of 5% of the gross proceeds or $0.1 million.

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

On July 20, 2025, the Company entered into amended and restated registration rights agreements (“A&R Registration Rights Agreements”) which amended the Registration Rights Agreements with each of EV Metals and Encompass. Pursuant to the A&R Registration Rights Agreements, we have agreed to use our reasonable best efforts to cause this Registration Statement to be declared effective as promptly as reasonably practicable but in no event later than July 20, 2026. In addition, pursuant to the Encompass A&R Registration Rights Agreement, upon the closing of the 2025 Encompass Offering we have agreed that, upon request of Encompass, we will use our commercially reasonable efforts to (i) file a registration statement registering the Common Shares to be issued at closing of the 2025 Encompass Offering, including the Common Shares issuable upon exercise of the warrants which form a part of the 2025

Encompass Units within 90 days and (ii) have such registration statement declared effective as promptly as reasonably practicable following the filing thereof but in no event later than 60 days if the registration statement is not reviewed by the SEC or 180 days if subject to review. The A&R Registration Rights Agreements provide that, subject to certain requirements and customary conditions, each of EV Metals and Encompass will have “piggy-back” registration rights with respect to underwritten offerings by us and other shareholders. In addition, upon the request of EV Metals, we have agreed to take necessary steps to facilitate up to two underwritten offerings which must occur prior to the third anniversary of the effective date of the Company's registration statement on Form S-1, or February 11, 2029; provided that the aggregate price of such offering is expected to be $25 million or less.

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

On February 28, 2025, the Company entered into a letter agreement (the “2025 EV Metals Letter Agreement”) with EV Metals, agreeing to the principal terms and conditions upon which EV Metals, directly or through one or more of its subsidiaries or affiliates, could complete one or more transactions to purchase up to $15.0 million of units (the “2025 Offering”), which each unit (the “2025 Units”) consisting of one Common Share of stock and one warrant to purchase a Common Share. On March 2, 2025, two entities controlled by EV Metals, entered into binding subscription agreements for the purchase of a portion of the 2025 Offering. The first closing of the 2025 Offering occurred on March 31, 2025 for gross proceeds of $7.55 million and the second closing of the 2025 Offering occurred on April 11, 2025 for gross proceeds of $679,000, which are reflected in Obligation to issue shares as a liability. In connection with the two closings, EV Metals acquired a total of 27,739,348 (25,393,475 in the first closing and 2,345,873 in the second closing) and 690,979 2025 Units, respectively. The pricing of the 2025 Units was CAD $0.4168 per share (USD$0.2894 per share), which was based on the five-day trading average of the Common Shares on the TSXV, less a discount of 25% (the maximum allowable discount permitted by the rules of the TSXV).

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

On June 19, 2024, the Company completed another further private placement with EV Metals and Encompass, issuing 8,478,246 units and 3,000,000 units, respectively, for a total of 11,478,246 units and total proceeds of approximately $6.4 million. Each unit consisted of one common share and one common share purchase warrant with each warrant entitling the holder to purchase on additional common share for a period of two years from the date of issuance at an exercise price of CAD$0.9579. The Company agreed to pay Jacob Warnock, a director of the Company and controlling shareholder of EV Metals, a structuring fee of approximately $238,000 which was paid by issuing an additional 423,912 common shares and agreed to cover certain cost incurred in connection with the private placement by the Encompass, which was paid in cash totaling $45,000.

On May 6, 2024, the Company completed a further private placement with EV Metals and Encompass, issuing 7,924,157 units and 10,717,977 units, respectively, for a total of 18,642,134 units and total proceeds of approximately $10.4 million. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling the holder to purchase on additional common share for a period of two years from the date of issuance at an exercise price of CAD$0.9579. The Company agreed to pay EV Metals a structuring fee of approximately $322,000 which was paid by issuing an additional 574,840 common shares and agreed to cover certain costs incurred in connection with the private placement by Encompass, which was paid by issuing an additional 80,385 common shares.

Weighted-average Common Shares Outstanding

(in thousands, except per share amounts)	Three Months Ended June 30,
	2026	2025
Net income (loss)	$(28)	$1,688
Weighted average number of shares:
Issued common shares at beginning of period	343,034	268,993
Effect of common shares issued during period	18,923	2,062
Weighted average number of shares basic	361,957	271,055
Assumed exercise of warrants	—	4,406
Assumed exercise of stock options	—	1,963
Weighted average number of shares diluted	361,957	277,424
Weighted average number of shares diluted	361,957	277,424
Net income (loss) per share, basic	$(0.00)	$0.01
Net income (loss) per share, diluted	$(0.00)	$0.01

Anti-dilutive common share equivalents excluded from the computation of diluted net loss per share for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Warrants to purchase common shares	140,195	—
Options to purchase common shares	1,300	—
Restricted share units	16,752	—
	158,247	—

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

Stock Options

The Company previously had the “Stock Option Plan" which provided the Company the ability to issue options up to 10% of the number of common shares of the Company issued and outstanding as of each award date, inclusive of all common shares reserved for issuance pursuant to previously granted stock options. Options had a maximum term of ten years from date of issue and vesting was determined by the Board. As of December 17, 2025, there were 6.5 million options outstanding under the Stock Option Plan. Upon adoption of the Omnibus Plan, the Stock Option Plan was frozen and no new options may be issued pursuant to the Stock Option Plan.

The Company’s has historically issued options utilizing Canadian dollars (CAD$) for the strike price as the Company’s principle public listing of common shares is reported on the TSXV utilizing CAD$. There were no options issued during the three months ended June 30, 2026. The following table summarizes information regarding the options including the historical CAD$ strike prices during the three months ended June 30, 2026:

		Weighted-	Weighted-
		Average	Average
	Options	Exercise	Exercise
	Outstanding	Price	Life (years)
	(thousands)	(CAD$)
Balance as of March 31, 2026	1,300	$0.88	2.77
Granted	—	—
Expired	—	—
Forfeited	—	—
Balance as of June 30, 2026	1,300	$0.88	2.52

The share-based compensation expense for the three months ended June 30, 2026 and 2025 less than $0.1 million and a credit of $0.2 million, respectively. Share-based compensation is included in selling, general and administrative expenses, excluding deprecation in the condensed consolidated financial statements. There were no proceeds for option exercises during the three months ended June 30, 2026 and 2025. As of June 30, 2026, unrecognized compensation expense associated with unvested options granted and outstanding is less than $50 thousand to be recognized over the remaining period of 0.67 years.

Restricted Share Units

The Company previously had the RSU Plan which provided the Company with the ability to issue RSUs covering up to 20,577,824 common shares, inclusive of all common shares reserved for issuance pursuant to previously granted RSUs. Upon adoption of the Omnibus Plan, the RSU Plan was frozen and no new RSUs may be issued pursuant to the RSU Plan.

On June 19, 2026, the Company granted 740,524 RSUs to a member of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 740,524 RSUs is $78,000 and will be expensed over the vesting period.

On May 19, 2026, the Company granted 200,000 RSUs to certain employees. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 200,000 RSUs is $19,000 and will be expensed over the vesting period.

On May 14, 2026, the Company granted 2,000,000 RSUs to members of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 2,000,000 RSUs is $189,000 and will be expensed over the vesting period.

On February 4, 2026, the Company granted 15,140,352 RSUs to members of management. 2,087,683 of the RSUs vest on the first anniversary of the grant date. The value of the 2,087,683 RSUs is $206,386 and will be expensed over the vesting period. 50% of 4,089,298 RSUs shall vest upon the Issuer achieving a $750 million market capitalization over a 60 day volume weighted average trading price and the remaining 50% shall vest upon the Issuer achieving $1.5 billion market capitalization over a 60 day volume weighted average trading price. The value of the 4,089,298 RSUs is $295,478 which will be expensed between 2.5 and 3.0 years from the date of grant. 50% of 7,963,371 RSUs shall vest upon the Issuer achieving an annualized EBITDA of $25 million and the remaining 50% shall vest upon the Issuer achieving an annualized EBITDA of $50 million. The remaining 1,000,000 RSUs will vest in full 60 days following the Issuer's successful listing on a major stock exchange.

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

On April 7, 2025, the Company granted 3,000,000 RSUs to a member of management. 1,000,000 of the RSUs vest on the first anniversary of the grant date. The value of the 1,000,000 RSUs is $550,000 and will be expensed over the vesting period. The remaining 2,000,000 RSUs vest upon the Company entering into an executed agreement for the deployment three MDLE Plants, including the Existing MDLE Plant.

On February 12, 2025, the Company granted 100,000 RSUs to members of management. The RSUs vest in equal installments on the first through third anniversary of the grant date. The value of the 100,000 RSUs is $49,500 and will be expensed over the vesting period.

The share-based compensation expense for all of the RSUs in the three months ended June 30, 2026 and 2025 was $0.2 million and a credit of approximately $30 thousand due to forfeitures from prior members of management

Restricted Share Awards

On December 18, 2025, under the 2025 Omnibus Plan, the Company granted RSAs to the certain non-employee members of the Board of Directors with four directors each receiving 1,149,954 RSAs. The closing price on December 18, 2025 was CAD$0.16 and the aggregate value of these RSAs is approximately $517,000. The vesting period for these RSAs is one year and will be expensed over the vesting period. As of June 30, 2026, the Company had 4,599,816 RSAs outstanding under the Omnibus Plan. The share-based compensation expense for the three months ended June 30, 2026 was $0.1 million. and none during the three months ended June 30, 2025.

Warrants

The Company has historically issued warrants utilizing CAD$ for the strike price as the Company’s principle public listing of common shares is reported on the TSXV utilizing CAD$. The following table summarizes information regarding the warrants including the historical CAD$ strike prices during the periods ended June 30, 2026 and 2025:

	Warrants	Weighted- Average Exercise	Weighted- Average Exercise
	Outstanding	Price	Life (years)
	(thousands)	(CAD$)
Balance as of March 31, 2026	132,306	$0.54	2.9
Granted	34,315	0.15
Balance as of June 30, 2026	166,621	$0.46	2.9

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Exercise Life (Years)
	(thousands)	(CAD$)
Balance as of March 31, 2025	69,629	$0.82	2.2
Granted	2,346	0.51
Balance as of June 30, 2025	71,975	$0.81	2.0

As the strike price of the warrants is stated in a currency, Canadian dollars, which is different than the Company’s functional currency, the warrants are treated as a liability in the consolidated balance sheets. The outstanding warrant liability as of June 30, 2026 and March 31, 2026 was approximately $9.8 million and $10.0 million, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized a gain for the change in fair value of the warrants of approximately $2.9 million and $5.3 million, respectively. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	As of June 30,
	2026	2025
Risk-free interest rate	2.9%	2.7%
Expected volatility	127%	146%
Expected life (years)	2.9	2.0
Expected dividend yield	0.0%	0.0%

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

13.
Employee Benefit Plans

The Company participates in a defined contribution retirement plan sponsored by its professional employer organization (“PEO”). Eligible employees may make voluntary contributions to the plan pursuant to Section 401(k) of the Internal Revenue Code. The Company matches participant contributions up to 3% of eligible compensation, subject to statutory limits. Company matching contributions are expensed as incurred. During the three months ended June 30, 2026, the Company expensed $24 thousand of matching contributions. There were no similar contributions during the three months ended June 30, 2025.

14.
Income Taxes

Provision for Income Taxes

The Company is incorporated in Canada and is subject to Canadian federal and British Columbia provincial income taxes. Because the Company conducts substantially all of its operations through its United States subsidiary — with its operations headquarters in Texas and its initial commercial operations in Utah — the Company is also subject to United States federal income tax and to state and local taxes in the jurisdictions in which it operates, including the Texas franchise (margin) tax and Utah state income tax.

The Company recorded no income tax expense or benefit for the three months ended June 30, 2026 or for the three months ended June 30, 2025. The difference between the combined Canadian federal and British Columbia statutory rate of approximately 27% varied primarily as a result of the increase in valuation allowance for the three months ended June 30, 2026 and June 30, 2025, respectively.

15.
Contingency

The Company is subject to various claims, assessments, and regulatory requirements arising in the normal course of business. Management assesses the likelihood of any adverse outcomes as well as the range of any potential losses. Where a loss is reasonably possible but not probable, or where the amount cannot be reasonably estimated, no liability is recorded, and the matter is disclosed if material. Management does not believe that the ultimate resolution of any such matters will have a material adverse effect on the Company's condensed consolidated financial statements.

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

Foreign currency risk

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and the U.S. dollar will affect the Company’s operations and financial results. The operating results and financial position of the Company are reported in U.S. dollars. As of June 30, 2026, the Company held approximately $143,650 of Canadian cash and trade payables and other liabilities of $18,000 denominated in Canadian dollars.

Other risks

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate risk and commodity price risk arising from financial instruments.

17.
Segment Information

The Company operates as a single reportable segment, which reflects the manner in which the CODM manages the business, allocates resources, and evaluates performance. The Company’s activities to date have been limited to research and development and pre-commercialization activities and it has not generated any significant revenue from product sales or services.

Significant Expense Categories

The Company discloses significant segment expense categories that are regularly provided to the CODM. These categories, which represent the major costs incurred in the development of the Company’s technology and operations, are as follows:

	Three Months Ended June 30,
Expense Category	2026	2025
General and administrative	$1,474	$2,553
Stock-based compensation	$369	$(276)
Other operating expenses	$409	$600

The CODM reviews these expenses as part of the consolidated financial results. No other measures of segment profit or loss, or assets, are provided to the CODM.

Geographic Information

All operations and assets are located in the United States. As of June 30, 2026, the Company does not have revenue or long-lived assets located outside of the United States.

18.
Subsequent Events

The Company has evaluated subsequent events and transactions occurring after June 30, 2026 through August 12, 2026, the date these condensed consolidated financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto (“Financial Statements”) in Item 1 and the Special Note Regarding Forward-Looking Statements later in this Item 2. All Note references herein refer to the Notes to the Financial Statements. Tabular amounts are displayed in thousands of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. All references to “CAD$” are to the currency of Canada. Percentages may not recompute due to rounding. You should review the “Risk Factors” set forth in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 17, 2026 for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Overview

We are an advanced technology and manufacturing company focused on exploiting our proprietary and patented technology used in our modular direct lithium extraction plants, or modular direct lithium extraction plant (“MDLE Plant”), to assist owners of lithium brine deposits to extract lithium chloride at sufficient concentration and purity to economically facilitate the production of Lithium Carbonate, an integral component in the manufacture of batteries. Our proprietary and patented MDLE Plant is (1) modular, meaning it can be deployed and then redeployed at a different brine deposit when the resource source is spent and (2) scalable, meaning the component-driven system can specifically configure valves, pumps, our proprietary columns and media and many other pieces to customize the plant to a customer’s requirements based on the needs and resource concentration and that multiple MDLE Plants can be linked together based on the characteristics of the resource location. In addition, our proprietary absorption extraction process is designed to be an environmentally responsible, low-cost method of producing high-quality commercial grade lithium chloride to be converted into Lithium based products.

We believe our MDLE Plants can be utilized by owners on a variety of different brine deposits including, (i) salar or salt lake brine deposits, such as those found in the Lithium Triangle of Argentina, Chile and Bolivia, (ii) brine reservoirs in the US and Canada, including in the US states of North Dakota, Wyoming, Utah, Nevada, Oklahoma, Pennsylvania, Arkansas and Texas (including the Smackover geological formation found in Arkansas and Texas), and (iii) any other naturally occurring lithium brine deposits around the world, including through our collaboration agreement with a major Middle East energy services provider. In addition, we plan to market our technology to industrial customers who have lithium rich brine by-products from their operations. While our Existing MDLE Plant was initially designed for potential customers in the Lithium Triangle, we believe that the US owners of brine reservoirs, especially within the Smackover geological formation in Arkansas and Texas, are currently best positioned to benefit from our existing MDLE Plant. Consequently, we are actively marketing our Existing MDLE Plant and our technology to US and foreign owners of brine reservoirs and anticipate that we will need to spend approximately between $2.0 million and $12.0 million to customize the Existing MDLE Plant to meet the needs of this initial customer depending on the reservoir’s lithium concentration and purity. In addition, we will have costs to transport the MDLE Plant to the new owner. We have not yet delivered MDLE Plants nor licensed our technology to customers and are therefore a pre-revenue company.

Our strategy is to deploy our Existing MDLE Plant and continue to build upon our proprietary DLE technology developed by Dr. John Burba, our founder and Chief Technology Officer, to develop and deploy additional MDLE plants. We believe that our advanced brine extraction technologies and methodologies for selective mineral extraction is less capital intensive and a more environmentally responsible approach compared to traditional lithium extraction processes of hard rock mining and solar evaporation. We believe that this approach is environmentally sustainable because our process does not deconstruct land structures as is the case from hard rock mining nor does it waste precious water as is the case in solar evaporation. Instead, our technology is designed to extract the desired lithium chloride from subsurface brine and typically re-injects the spent or used brine into the aquifer to maintain pressure after lithium extraction.

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

Operating Costs and Expenses

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

Results of Operations

Three months ended June 30, 2026, as compared to the three months ended June 30, 2025

The operating results for the three months ended June 30, 2026 and 2025, are summarized as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
REVENUE
Service	$120	$7
Total revenue	120	7

COST OF REVENUE
Service	3	1
Total cost of revenue	3	1
Gross margin	117	6

OPERATING COSTS AND EXPENSES
Operating costs, excluding depreciation	409	600
Selling, general and administrative expenses, excluding depreciation	1,843	2,277
Amortization of intangible assets	269	269
Depreciation	503	498
Operating loss	(2,907)	(3,638)
Change in fair value of warrant liability	2,883	5,323
Other income (expense)	(4)	3
Net income (loss)	$(28)	$1,688

Revenue

For the three months ended June 30, 2026 we generated testing revenue on brine content for three potential customers. For the comparative period ended June 30, 2025, we generated revenue testing brine content from one potential customer.

Operating Cost, excluding depreciation

For the three months ended June 30, 2026 and 2025, we incurred operating costs of $0.4 million and $0.6 million, respectively, the decrease in costs are due to lower research and development costs for the three months ended June 30, 2026.

Selling, General And Administrative Expenses

The major components of selling, general and administrative expenses for the three months ended June 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Compensation expense	$816	$1,376
Share-based compensation	369	(276)
Professional fees	237	500
Legal fees	148	417
Rent and miscellaneous office	198	173
Other	75	87
	$1,843	$2,277

Compensation expense decreased compared to the prior period primarily due to large severance payments in the prior three months ended June 30, 2025 offset by higher payroll during the three months ended June 30. 2026 due to hiring full time employees compared to contractors and consultants.

Share-based compensation increased for the three months ended June 30, 2026 as there was a large forfeiture of stock awards due to the changes in the executive management team that occurred during the three months ended June 30, 2025.

Professional fees increased compared to the prior period as a result of additional accounting and auditing fees related to the additional work that lead to the filing of our registration statement during the prior year.

Legal fees decreased as compared to the prior period as a result of the timing of the changes to executive management and additional work that was incurred related to the registration statement activities.

Rent and miscellaneous office costs increased compared to the prior year period due to additional costs for our Houston office.

Other expenses decreased minimally as compared to the prior year period.

Changes in Fair Value of Warrant Liability

The Company values the outstanding warrant liabilities at each balance sheet date based on the Black-Scholes option pricing model. Any change in the fair value of the warrants is recognized as a change in fair value of warrant liability in the condensed consolidated statement of income (loss). During the three months ended June 30, 2026, the Company recognized a gain of approximately $2.9 million as compared to approximately $5.3 million for the three months ended June 30, 2025, for the change in fair value of warrant liability during the period. The primary reason for the decrease in the warrant liability valuation was the change in our stock price offset by the addition of new warrants.

Liquidity and Capital Resources

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of approximately $39.5 million and working capital of approximately $10.0 million. During the three months ended June 30, 2026, the Company raised additional cash in a private placement totaling $2.8 million. The Company raised approximately $9.0 million through four private placements during the year ended March 31, 2026. Cash from these private placements and existing working capital is anticipated to support the Company’s operations for at least twelve months from the date of these financial statements which alleviates the substantial doubt that the Company would continue as a going concern, however the Company continues to incur operating losses and negative cash flows. The Company has historically relied on raising funds through private placements of the Company’s common units and warrants and there is no assurance that the Company will be able to do so in the future or raise necessary funds at terms acceptable to the Company.

As previously discussed, our existing MDLE Plant was designed for a specific deployment in the Lithium Triangle in South America which had lithium concentrations of roughly 1,800 ppm and therefore required lower flow rates of approximately 300 gallons per minute of brine to efficiently recover lithium. However, the MDLE Plant is designed to be scalable and commercially flexible and was engineered to permit retrofitting to process a range of alternative brine resources of different lithium concentrations. We are currently targeting deploying our existing MDLE Plant at naturally occurring brine reservoirs either in the United States, which have brine concentrations in the range of 250 ppm to as high as 800 ppm, or in the Middle East, where brine concentrations are expected to be approximately 400 ppm. Based on ongoing discussions with potential customers and their requirements based on their specific brine concentrations, we anticipate that we will need to spend between $2.0 million and $12.0 million for customizations, which would include adding components such as additional heat exchangers, pumps, condensate coolers, a reverse osmosis unit, chillers, tanks and pipelines to increase the flowrate to fully utilize the twelve-column absorption capacity and expand the MDLE Plant’s capacity. Management estimates that the full range of customizations at a cost of approximately $10.0 million could increase the MDLE Plant’s throughput to approximately 480 gallons per minute and have production capacity of approximately 2,000 metric tons per year of lithium chloride, on a lithium carbonate equivalent basis, based on a 400 ppm brine stream. The cash on hand as of June 30, 2026 will not be sufficient to fund the high end of these expenditures. Additional funds from current or new investors will be necessary to fund the modifications to the MDLE Plant to allow us to fully recover the current amounts capitalized on our balance sheet.

Summary of Cash Flows

The cash flows for the three months ended June 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cash used in operating activities	$(2,341)	$(3,334)
Cash used in investing activities	(2)	(351)
Cash provided by (used in) financing activities	2,597	(27)
Net change in cash	$254	$(3,712)

Operating Activities

Cash used in operating activities for the three months ended June 30, 2026 was approximately $2.3 million as compared to $3.3 million for the three months ended June 30, 2025. The decrease compared to prior period is mostly due to higher operating expenses in the three months ended June 30, 2025 incurred mostly as a result of higher development costs as well as severance costs.

Investing Activities

Cash used in investing activities for the three months ended June 30, 2026 decreased compared to the three months ended June 30, 2025 as we had additional investments for completing the purchases related to the MDLE Plant build-out.

Financing Activities

Cash provided by financing activities for the three months ended June 30, 2026 increased compared to prior period, as we raised net proceeds of $2.8 million for the proceeds of a private placement during the three months ended June 30, 2026, with none during the three months ended June 30, 2025.

Critical Accounting Estimates

There were no changes to our critical accounting policies from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on June 17, 2026.

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

Accounting Policies

A detailed summary of all the Company’s significant accounting policies is included in Note 3 to the audited consolidated financial statements for the year ended March 31, 2026, found in our Form 10-K filed with the Securities and Exchange Commission on June 17, 2026.

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

•
our ability to obtain adequate or timely funding to operate our business and meet our future capital expenditure requirements;
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
•
the loss of key members of our management team; and
•
our ability to expand in existing and new markets.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated such disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in Part I, Item 1A "Risk Factors" of the Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.43	Subscription Agreement for Units dated April 29, 2026 by and between the Company and EV Metals 9 LLC(1)
10.44	Warrant Certificate dated April 29, 2026(1)
10.45+	First Amendment to Executive Employment Agreement, dated November 3, 2025, by and between the Company and James Garrett Galloway
10.46+	Restricted Share Unit Agreement, dated February 4, 2026, by and between the Company and James Garrett Galloway
10.47+	First Amendment to Restricted Share Unit Agreement, dated March 9, 2026, by and between the Company and James Garrett Galloway
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

(1) Incorporated by reference to the Company’s Form 8-K on April 29, 2026 (No. 333-286616).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Battery Metals Ltd.

Date:	August 12, 2026	By:	/s/ James Garrett Galloway
Name: James Garrett Galloway
Title: Interim Chief Executive Officer

Date:	August 12, 2026	By:	/s/ Michael Rutledge
Name: Michael Rutledge
Title: Chief Financial Officer